Form 10-Q
period 2021-06-30
Soaring Eagle Acquisition Corp.
filed 2021-08-16
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, there were 172,500,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 43,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, outstanding.

Soaring Eagle Acquisition Corp.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2021

1

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements.
SOARING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash	$37,629	$—
Prepaid expenses	929,250	—

Total current assets	966,879	—
Deferred offering costs	—	1,254,190
Cash and investments held in Trust Account	1,725,021,097	—

Total Assets	$1,725,987,976	$1,254,190

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$4,057,629	$777,857
Promissory Note - Related Party	—	300,000
Due to Sponsors	631,638	156,333

Total current liabilities	4,689,267	1,234,190
Warrant liabilities	189,887,500	—
Deferred underwriting compensation	60,375,000	—

Total Liabilities	254,951,767	1,234,190

Class A ordinary shares subject to possible redemption; 146,603,620 shares at approximately $10.00 per share	1,466,036,200	—

Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 25,896,380 shares issued and outstanding, (excluding 146,603,620 shares subject to possible redemption)	2,590	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 43,125,000 shares issued and outstanding	4,312	4,312
Additional paid-in capital	105,991,652	20,688
Accumulated deficit	(100,998,545)	(5,000)

Total Shareholders’ Equity	5,000,009	20,000

Total Liabilities and Shareholders’ Equity	$1,725,987,976	$1,254,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOARING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021
General and administrative expenses	$5,310,980	$5,606,097

Loss from operations	(5,310,980)	(5,606,097)
Other income (expense):
Change in fair value of warrant liabilities	(101,545,000)	(92,012,500)
Offering costs related to warrant liabilities	—	(3,520,347)
Net gain from investments held in trust account	100,835	145,399

Loss before provision for income taxes	(106,755,145)	(100,993,545)
Provision for income taxes	—	—

Net loss	$(106,755,145)	$(100,993,545)

Two Class Method:
Weighted average number of Class A ordinary shares outstanding	172,500,000	172,500,000

Net income per ordinary, Class A - basic and diluted	$0.00	$0.00

Weighted average number of Class B ordinary shares outstanding	43,125,000	41,353,591

Net loss per ordinary share, Class B - basic and diluted	$(2.48)	$(2.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOARING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	43,125,000	$4,312	$20,688	$(5,000)	$20,000
Sale of Class A ordinary shares in initial public offering, less fair value of public warrants	172,500,000	17,250	—	—	1,655,982,750	—	1,656,000,000
Underwriters’ discount and offering expenses	—	—	—	—	(83,990,246)	—	(83,990,246)
Class A ordinary shares subject to possible redemption	(157,279,135)	(15,728)	—	—	(1,572,013,192)	(762,430)	(1,572,791,350)
Net income	—	—	—	—	—	5,761,600	5,761,600

Balance - March 31, 2021 (unaudited)	15,220,865	1,522	43,125,000	4,312	—	4,994,170	5,000,004
Class A ordinary shares subject to possible redemption	10,675,515	1,068	—	—	105,991,652	762,430	106,755,150
Net loss	—	—	—	—	—	(106,755,145)	(106,755,145)
Balance - June 30, 2021 (unaudited)	25,896,380	$2,590	43,125,000	$4,312	$105,991,652	$(100,998,545)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOARING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash flows from operating activities:
Net loss	$(100,993,545)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by sponsor	331,638
Net gain from investments held in Trust account	(145,399)
Offering costs related to warrant liabilities	3,520,347
Change in fair value of warrant liabilities	92,012,500
Changes in operating assets and liabilities:
Prepaid expenses	(929,250)
Accounts payable and accrued expenses	3,429,129

Net cash used in operating activities	(2,774,580)

Cash flows from investing activities:
Principal deposited in Trust account	(1,725,000,000)
Cash withdrawn from Trust account	124,302

Net cash used in investing activities	(1,724,875,698)

Cash flows from financing activities:
Proceeds from private placement of warrants	28,875,000
Proceeds from sale of units in initial public offering	1,725,000,000
Payment of underwriters’ discount	(25,875,000)
Payment of offering costs	(155,760)
Advances from Sponsor	300,000
Repayment of advances received from Sponsor	(300,000)
Repayment of advances received from Promissory note	(156,333)

Net cash provided by financing activities	1,727,687,907

Increase in cash during period	37,629
Cash at beginning of period	—

Cash at end of period	$37,629

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$60,375,000

Initial fair value of warrant liabilities	$97,875,000

Initial value of Class A ordinary shares subject to possible redemption	$1,553,691,900

Changes in value of Class A ordinary shares subject to redemption	$(87,655,700)

Deferred offering costs included in accounts payable and accrued expenses	$628,500

Loss on initial sale of private placement warrants	$9,817,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOARING EAGLE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Public Offering was declared effective on February 23, 2021. On February 26, 2021, the Company consummated the Public Offering of 172,500,000 units (the “Units”), which includes the exercise by the underwriter of its over-allotment option in full in the amount of 22,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,725,000,000 which is described in Note
3
.
Transaction costs amounted to $87,510,593, consisting of $25,875,000 of underwriting fees, $60,375,000 of deferred underwriting fees and $1,260,593 of other offering costs. In addition, at June 30, 2021, cash of $37,629 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.
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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations or for working capital purposes. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. Certain of the Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
5
)
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

The Company will have until February 26, 2023, or August 26, 2023 if the Company has executed a definitive agreement for its initial Business Combination within

24
months from the closing of the Public Offering (the “Completion Window”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (such withdrawals subject to an aggregate limit of $3,000,000) (less taxes payable and up to
$
100,000
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
6
)
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
Subsidiary
In connection with the Business Combination with Ginkgo Bioworks, Inc. (“Ginkgo”), the Company formed a wholly-owned subsidiary, SEAS Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Sub did not have any activity as of June 30, 2021. The Company has neither engaged in any operations nor generated operating revenues to date.
Business

Combination
On May 11, 2021, the Company entered into an agreement and plan of merger by and among the Company, Merger Sub, and Ginkgo (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”). The merger was approved by the Company’s board of directors on May 7, 2021. If the Merger Agreement is approved by the Company’s and Ginkgo’s stockholders, and the closing conditions contemplated by the Merger Agreement are satisfied, then, among other things, (i) prior to the closing of the Ginkgo Business Combination (as defined below), the Company shall domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (“DGCL”), and the Cayman Islands

Companies Act (As Revised) (the “Domestication”) and (ii) upon the terms and subject to the conditions of the Merger Agreement, in accordance with the DGCL, Merger Sub will merge with and into Ginkgo, with Ginkgo surviving the merger as a wholly owned subsidiary of the Company (the “Ginkgo Business Combination”). In addition, in connection with the consummation of the Ginkgo Business Combination, the Company will be renamed “Ginkgo Bioworks Holdings, Inc.” and is referred to herein as “New Ginkgo” as of the time following such change of name.
Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests in Ginkgo for approximately $15 billion in aggregate base equity consideration in the form of New Ginkgo common stock (at $10 per share) to be paid at the effective time of the Ginkgo Business Combination, plus approximately 180,000,000 earn-out
shares of New Ginkgo common stock, which are subject to forfeiture to the extent that the vesting conditions described below are not satisfied on or before the fifth anniversary of the closing.
The base equity consideration will be allocated among Ginkgo’s equityholders as follows: (i) each stockholder of Ginkgo holding shares of Class A common stock or Class B common stock of Ginkgo immediately prior to the effective time of the Ginkgo Business Combination (including as a result of the automatic exercise of Ginkgo Preferred Warrants (defined below) by virtue of the occurrence of the Ginkgo Business Combination pursuant to the terms of such warrants) will receive, with respect to each share of Class A common stock or Class B common stock of Ginkgo such person holds, a number of shares of Class A common stock or Class B common stock, as applicable, of New Ginkgo calculated, in each case, based on the equity value exchange ratio as set forth in the Merger Agreement, (ii) each option exercisable for Class A common stock or Class B common stock of Ginkgo that is outstanding immediately prior to the effective time of the Ginkgo Business Combination will be assumed and converted into a newly issued option exercisable for shares of Class A common stock or Class B common stock, as applicable, of New Ginkgo (subject to the same terms and conditions as the original Ginkgo option and with appropriate adjustments to the number of shares for which such option is exercisable and the exercise price thereof), (iii) each award of restricted common stock of Ginkgo under Ginkgo’s stock incentive plans (a “Ginkgo Restricted Stock Award”) that is outstanding immediately prior to the effective time of the Ginkgo Business Combination will be converted into the right to receive restricted common stock of New Ginkgo on the same terms and conditions as applicable to such Ginkgo Restricted Stock Award, (iv) each award of restricted stock units of Ginkgo under Ginkgo’s stock incentive plans (a “Ginkgo Restricted Stock Unit Award”) that is outstanding immediately prior to the effective time of the Ginkgo Business Combination will be converted into the right to receive restricted stock units based on common stock of New Ginkgo on the same terms and conditions as applicable to such Ginkgo Restricted Stock Unit Award and with appropriate adjustments to the number of shares to which each such restricted stock unit relates, and (v) each preferred warrant to purchase shares of Ginkgo capital stock (a “Ginkgo Preferred Warrant”) that is outstanding and unexercised immediately prior to the effective time of the Ginkgo Business Combination that is not automatically exercised in full in accordance with its terms by virtue of the occurrence of the Ginkgo Business Combination will be assumed and converted into a warrant exercisable for Class A common stock of New Ginkgo on the same terms and conditions as applicable to such Ginkgo Preferred Warrant immediately prior to the effective time of the Ginkgo Business Combination, with appropriate adjustments to the number of shares for which such preferred warrant is exercisable and the exercise price thereof.
As described above, the Merger Agreement also contemplates that the holders of Ginkgo common stock, Ginkgo options, Ginkgo Restricted Stock Awards, Ginkgo Restricted Stock Unit Awards, and Ginkgo preferred warrants outstanding immediately prior to the effective time of the Ginkgo Business Combination will collectively be entitled.
Additional information regarding Ginkgo, the Ginkgo Business Combination and the transactions is available in the preliminary proxy statement/prospectus filed with the SEC on May 14, 2021 and most recently amended on August
9
, 2021.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances unaudited condensed and transactions have been eliminated in consolidation.

Note 2—Summary of

Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.
Liquidity
As of June 30, 2021 the Company had $37,629 cash and a working capital deficit of $3,722,388. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
Prior to the completion of the Public Offering, the Company’s liquidity needs have been satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares and a $300,000 promissory note (the “Note”) issued to the Sponsor. Subsequent to the consummation of the Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note
4
)
. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Income taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
As of June 30, 2021 and December 31, 2020, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities money market funds and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Warrant Liability
The Company accounts for warrants for shares of the Company’s Class A ordinary share that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC
815-40.
The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the unaudited condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Class A ordinary share warrants. At that time, the portion of the warrant liability related to the Class A ordinary share warrants will be reclassified to additional paid-in
capital.
Net Income (Loss) Per Ordinary Share
The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary share subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption for the three months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $100,835 net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary share subject to possible redemption outstanding for the period. Net income per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption for six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $145,339, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary share subject to possible redemption outstanding for the period. Net loss per share, basic and diluted for Class B ordinary share for the three months ended June 30, 2021 is calculated by dividing the general and administration expenses of $5,310,980 and loss from change in fair value of warrant liabilities of $101,545,000, resulting in a net loss of $106,855,980 by the weighted average number of Class B ordinary share outstanding for the
period presented
. Net loss per share, basic and diluted for Class B ordinary share for the six months ended June
30
,
2021
is calculated by dividing the general and administration expenses of $
5,606,097
,
loss from change in fair value of warrant liabilities of
$
92,012,500
and $
3,520,347
offering costs related to warrant liabilities, resulting in a net loss of $
101,138,944
by the weighted average number of Class B ordinary share outstanding for the period presented.

Recently issued accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3—Public Offering
Pursuant to the Public Offering, the Company sold 172,500,000 Units, which includes an exercise by the underwriter of its over-allotment option in full in the amount of 22,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
8
)
.
Note 4—Private Placement
Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 19,250,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $28,875,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
7)
. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Note 5—Related Party Transactions
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
non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Public Offering. As of December 31, 2020, the amount outstanding under the Promissory Note was
$300,000
.
In February 2021, the Promissory Note was repaid in full and accordingly, as of June 30, 2021, there was no amount outstanding under the Note.

Advance from Sponsor
Prior to the Initial Public Offering, the Sponsor paid on behalf of the Company an aggregate of $156,333 for offering costs. As of March 2021, the advance was repaid in full. During the three months ended June 30, 2021, the Sponsor advanced the Company funds in the aggregate amount of $631,638 to cover working capital expenses. The advances are non-interest bearing and payable upon demand. As of June 30, 2021, amount ou
t
standing was $631,638.
Administrative Services Agreement
Commencing on February 23, 2021, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the six months ended June 30, 2021, the Company incurred $45,000 in expenses for services provided by the Sponsor in connection with the aforementioned agreement.
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
Note 6—Commitments and Contingencies
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Note 7—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 172,500,000 Class A ordinary shares issued and outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 43,125,000 Class B ordinary shares issued and outstanding.
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
Note 8—Warrants
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

The Company has agreed that as soon as practicable, but in no event later than

20
business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the
60
th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section
3
(a)
(9)
of the Securities Act or another exemption. In addition, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section
18
(b)
(1)
of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section
3
(a)
(9)
of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Once the warrants become exercisable, the Company may rede
e
m the outstanding Public Warrants:

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

Note 9
—Trust Account and Fair Value Measurements
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such warrants since April 2021 when the warrants began separately trading. For the six months ended June 30, 2021, the Company recognized a charge to the condensed consolidated statement of operations resulting from an increase in the fair value of liabilities of
$92,012,500
presented as change in fair value of warrant liabilities in the accompanying condensed consolidated statement of operations.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Level	June 30, 2021
Liabilities:
Public warrant liabilities	1	$113,850,000

Private warrant liabilities	3	$76,037,500

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of June 30, 2021
Exercise price	$11.50
Stock price	$9.96
Volatility	48.9%
Term	5.25
Risk-free rate	0.91%
The change in the fair value of the warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Level 3 warrant liabilities as of December 31, 2020	$—
Issuance of Public and Private Warrants on February 26, 2021	97,875,000
Change in fair value of warrant liabilities Transfer from Level 3 to Level 1	101,545,000 (123,382,500)

Level 3 warrant liabilities as of June 30, 2021	$76,037,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement when the Public Warrants were separately listed and traded.
As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $1,725,009,009 in United States Treasury Bills and another $12,088 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “
Investments—Debt and Equity Securities
”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of June 30, 2021 (1) (2)	$1,725,009,009	($9,388)	$1,724,999,621

(1)	Excludes $12,088 of cash balance held in Trust Account as of June 30, 2021.
(2)	Matures on July 20, 2021 and August 10, 2021.

1
6

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Based upon this review, all subsequent events have been adequately disclosed in these unaudited condensed consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form
10-Q
includes forward-looking statem
e
nts. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
Overview
We are a blank check company incorporated on October 22, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We consummated our Public Offering (as defined below) on February 26, 2021 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as the proceeds of the sale of our shares (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing in connection with our initial Business Combination.
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
For the three months ended June 30, 2021, we had net loss of $106,755,145 which consisted of income earned on the Trust account of $100,835 offset by non-cash loss for the increase in fair value of warrant liabilities of $101,545,000 and $5,310,980 in general and administrative expenses. General and administrative expenses of $5,310,980 is primarily comprised of legal fees, filing fees, and insurance expense. For the six months ended June 30, 2021, we had net loss of $100,993,545 which consisted of an income earned on the Trust Account of $145,399 offset by non-cash loss of $9,817,500 related to the excess of fair value over the cash received for Private Placement Warrants, $3,520,347 related to offering costs related to warrant liabilities, $82,195,000 in non-cash loss for the increase in fair value of warrant liabilities of $82,195,000 and $5,606,097 in general and administrative expenses. General and administrative expenses of $5,606,097 is primarily comprised of legal fees, filing fees, and insurance expenses.

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
As of June 30, 2021, we had an unrestricted cash balance of $37,629 as well as cash and accrued interest held in trust of $145,399. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an aggregate limit of $3,000,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.
Warrant Liabilities
We account for the warrants issued in connection with the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”)
815-40,
“Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the condensed consolidated Statement of Operations in the period of change.

Net Income (Loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption for the six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $145,339, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net loss per share, basic and diluted for Class B ordinary share for the six months ended June 30, 2021 is calculated by dividing the general and administration expenses of $5,606,097, change in fair value of warrant liabilities of $92,012,500 and $3,520,347 offering costs related to warrant liabilities, resulting in a net loss of $101,138,944 by the weighted average number of Class B ordinary share outstanding for the period presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangement
We did not have any
off-balance
sheet arrangement as of June 30, 2021.
Contractual Obligation
As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2021, we were not subject to any material market or interest rate risk. As of June 30, 2021, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	SOARING EAGLE ACQUISITION CORP.

	By:	/s/ Eli Baker
Name: Eli Baker
Title: Chief Financial Officer
( Principal Financial Officer )

24