Form 10-Q
period 2022-03-31
Ginkgo Bioworks Holdings, Inc.
filed 2022-05-16
CIK 1830214

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2022, the registrant had 1,093,522,711 shares of Class A common stock, 395,114,230 shares of Class B common stock and 288,000,000 shares of non-voting Class C common stock outstanding.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Ginkgo Bioworks Holdings, Inc. (“Ginkgo”). These statements are based on the beliefs and assumptions of the management of Ginkgo. Although Ginkgo believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Ginkgo cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
intense competition and competitive pressures from other companies worldwide in the industries in which Ginkgo operates;
•
litigation and the ability to adequately protect Ginkgo’s intellectual property rights;
•
the success of Ginkgo’s programs and their potential to contribute revenue; and
•
other factors detailed under the section entitled “Risk Factors.”

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” and elsewhere in this report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors Summary

Investing in our securities involves risks. You should carefully consider the risks described under the heading “Risk Factors” before making a decision to invest in our Class A common stock. If any of these risks actually occur, our business, financial condition and

i

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
•
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
•
Outstanding Class C common stock may have the effect of extending voting power in Class B common stock, and may discourage potential acquisitions of our business and could have an adverse effect on the trading price of Class A common stock.
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
•
We must continue to secure and maintain sufficient and stable supplies of laboratory reagents, consumables, equipment, and laboratory services. We depend on a limited number of suppliers, some of which are single-source suppliers, and contract manufacturers for critical supplies, equipment, and services for research, development, and manufacturing of our products and processes. Our reliance on these third parties exposes us to risks relating to costs, contractual terms, supply, and logistics, and the loss of any one or more of these suppliers or contract manufacturers or their failure to supply us with the necessary supplies, equipment, or services on a timely basis, could cause delays in our research, development, or production capacity and adversely affect our business.
•
We use biological, hazardous, flammable and/or regulated materials that require considerable training, expertise and expense for handling, storage and disposal and may result in claims against us.
•
Third parties may use our engineered cells, materials, and organisms and accompanying production processes in ways that could damage our reputation.
•
If our customers discontinue their development, production and manufacturing efforts using our engineered cells and/or biomanufacturing processes, our future financial position may be adversely impacted.
•
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

ii

•
Uncertainty regarding the ongoing demand and/or capacity (including capacity at third party clinical testing laboratories) of our COVID-19 individual and pooled sample tests could materially adversely affect our business.
•
Uncertainty regarding the sales and delivery of our COVID-19 individual and pooled sample tests could materially adversely affect our business.
•
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
•
Ethical, legal and social concerns about GMOs and Genetically Modified Materials and their resulting products could limit or prevent the use of products or processes using our technologies, limit public acceptance of such products or processes and limit our revenues.
•
If we are unable to obtain, maintain and defend patents protecting our intellectual property, our competitive position will be harmed.
•
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
•
We are engaged in certain research activities involving controlled substances, including cannabinoids and other chemical intermediates, the making, use, sale, importation, exportation, and distribution of which may be subject to significant regulation by the DEA and other regulatory agencies.
•
Significant disruptions to our and our service providers’ information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.
•
Our business could be adversely affected by legal challenges to our telehealth partner’s business model.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,492,971	$1,550,004
Accounts receivable, net	167,256	131,544
Accounts receivable - related parties	3,814	4,598
Inventory, net	8,697	3,362
Prepaid expenses and other current assets	33,094	33,537
Total current assets	1,705,832	1,723,045
Property and equipment, net	149,171	145,770
Investments	103,031	102,037
Equity method investments	8,207	13,194
Intangible assets, net	20,829	21,642
Goodwill	21,040	21,312
Other non-current assets	49,616	43,990
Total assets	$2,057,726	$2,070,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,257	$8,189
Deferred revenue (includes $8,023 and $12,502 from related parties)	35,232	33,240
Accrued expenses and other current liabilities	88,758	93,332
Total current liabilities	159,247	134,761
Non-current liabilities:
Deferred rent, net of current portion	19,262	18,746
Deferred revenue, net of current portion (includes $143,037 and $148,319 from related parties)	170,176	155,991
Lease financing obligation	27,309	22,283
Warrant liabilities	50,803	135,838
Other non-current liabilities	16,881	35,992
Total liabilities	443,678	503,611
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 5)	162	161
Additional paid-in capital	4,471,418	3,804,844
Accumulated deficit	(2,888,430)	(2,297,925)
Accumulated other comprehensive loss	(2,355)	(1,715)
Total Ginkgo Bioworks Holdings, Inc. stockholders’ equity	1,580,795	1,505,365
Non-controlling interest	33,253	62,014
Total stockholders’ equity	1,614,048	1,567,379
Total liabilities and stockholders’ equity	$2,057,726	$2,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Foundry revenue (related party revenue of $13,528 and $12,660 for the three months ended March 31 2022 and 2021, respectively)	$21,488	$22,504
Biosecurity revenue:
Product	13,947	5,775
Service	132,970	15,818
Total revenue	168,405	44,097
Costs and operating expenses:
Cost of Biosecurity product revenue	8,095	9,935
Cost of Biosecurity service revenue	77,337	13,765
Research and development	322,720	59,585
General and administrative	434,768	17,927
Total operating expenses	842,920	101,212
Loss from operations	(674,515)	(57,115)
Other income (expense):
Interest expense, net	(397)	(475)
Loss on equity method investments	(20,887)	(28,624)
Gain on investments	450	12,622
Change in fair value of warrant liabilities	85,035	—
Gain on deconsolidation of subsidiary	15,900	—
Other income (expense), net	1,637	(1,345)
Total other income (expense), net	81,738	(17,822)
Loss before income taxes	(592,777)	(74,937)
Income tax benefit	(184)	(159)
Net loss	(592,593)	(74,778)
Net loss attributable to non-controlling interest	(2,088)	(1,209)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(590,505)	$(73,569)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders, basic and diluted (1)	$(0.37)	$(0.06)
Weighted average common shares outstanding, basic and diluted (1)	1,607,499,887	1,290,282,994
Comprehensive loss:
Net loss	$(592,593)	$(74,778)
Other comprehensive loss:
Foreign currency translation adjustment	(640)	—
Total other comprehensive loss	(640)	—
Comprehensive loss	$(593,233)	$(74,778)

(1) Amounts for the three months ended March 31, 2021 have been retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock (1)
	Shares	Amount	Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	1,288,595,876	$129	$929,125	$(467,878)	—	$8,676	$470,052
Issuance of common stock upon exercise or vesting of equity awards	2,817,317	—	27	—	—	—	27
Issuance of warrants to purchase Series D convertible preferred stock	—	—	150	—	—	—	150
Stock-based compensation expense	—	—	118	—	—	—	118
Net loss	—	—	—	(73,569)	—	(1,209)	(74,778)
Balance as of March 31, 2021	1,291,413,193	$129	$929,420	$(541,447)	$—	$7,467	$395,569

Balance as of December 31, 2021	1,611,392,152	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Issuance of common stock upon exercise or vesting of equity awards	10,957,595	1	75	—	—	—	76
Tax withholdings related to net share settlement of equity awards	(295,621)	—	(981)	—	—	—	(981)
Issuance of common stock upon exercise of Public Warrants	30	—	—	—	—	—	—
Deconsolidation of subsidiary (Note 4)	—	—	—	—	—	(28,783)	(28,783)
Stock-based compensation expense	—	—	667,480	—	—	2,110	669,590
Foreign currency translation	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	(590,505)	—	(2,088)	(592,593)
Balance as of March 31, 2022	1,622,054,156	$162	$4,471,418	$(2,888,430)	$(2,355)	$33,253	$1,614,048

(1) Balances presented related to the first quarter of 2021 were retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(592,593)	$(74,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,488	5,629
Stock-based compensation	652,821	118
Loss on equity method investments	20,887	28,624
Gain on investments	(450)	(12,622)
Change in fair value of loans receivable	(584)	1,825
Change in fair value of warrant liabilities	(85,035)	—
Change in fair value of contingent consideration liability	1,513	—
Gain on deconsolidation of subsidiary (Note 4)	(15,900)	—
Other non-cash activity	104	—
Changes in operating assets and liabilities:
Accounts receivable ($784 and ($1,846) from related parties)	(34,928)	(9,541)
Prepaid expenses and other current assets	700	1,633
Inventory	(5,335)	(681)
Other non-current assets	2,212	(678)
Accounts payable	26,250	516
Accrued expenses and other current liabilities	9,973	16,807
Deferred revenue, current and non-current (($9,702) and ($6,491) from related parties)	11,444	(5,512)
Deferred rent, non-current	516	688
Other non-current liabilities	(20,981)	(159)
Net cash used in operating activities	(19,898)	(48,131)
Cash flows from investing activities:
Purchases of property and equipment	(3,580)	(21,935)
Prepayment for marketable equity securities	(3,691)	—
Deconsolidation of subsidiary - cash	(28,772)	—
Prepayment for business acquisition	—	(1,210)
Other	58	99
Net cash used in investing activities	(35,985)	(23,046)
Cash flows from financing activities:
Proceeds from exercise of stock options	75	27
Taxes paid related to net share settlement of equity awards	(981)	—
Principal payments on capital leases and lease financing obligation	(286)	(285)
Payment of deferred offering costs	—	(175)
Net cash used in financing activities	(1,192)	(433)
Effect of foreign exchange rates on cash and cash equivalents	(8)	—
Net decrease in cash, cash equivalents and restricted cash	(57,083)	(71,610)

Cash and cash equivalents, beginning of period	1,550,004	380,801
Restricted cash, beginning of period	42,924	5,076
Cash, cash equivalents and restricted cash, beginning of period	1,592,928	385,877

Cash and cash equivalents, end of period	1,492,971	308,128
Restricted cash, end of period	42,874	6,139
Cash, cash equivalents and restricted cash, end of period	$1,535,845	$314,267

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment through capital leases	$770	$3,175
Purchases of property and equipment included in accounts payable and accrued expenses	$5,017	$15,324
Equity received in related parties	$—	$24,595
Warrants received for Foundry services	$543	$—
Lease financing obligation for build-to-suit lease	$5,134	$—
Loans receivable issued for Foundry services	$4,189	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$2,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed footnote disclosures which would normally be included with complete financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the Company's 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

On September 16, 2021, Soaring Eagle Acquisition Corp. (“SRNG”) consummated the merger transaction contemplated by the agreement and plan of merger, dated as of May 11, 2021, and amended on May 14, 2021 (the “Merger Agreement”), by and among SRNG, SEAC Merger Sub Inc., a Delaware corporation (“Merger Sub”), and Ginkgo Bioworks, Inc., a Delaware corporation (“Old Ginkgo”), whereby Merger Sub merged with and into Old Ginkgo, the separate corporate existence of Merger Sub ceased and Old Ginkgo survived the merger as a wholly owned subsidiary of SRNG (the “Business Combination”). In connection with the consummation of the Business Combination, SRNG changed its name to “Ginkgo Bioworks Holdings, Inc.” and, among other transactions contemplated by the Merger Agreement, the existing equity holders of Old Ginkgo exchanged their equity interests of Old Ginkgo for equity interests of Ginkgo Bioworks Holdings, Inc.

The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, SRNG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Ginkgo issuing stock for the net assets of SRNG, accompanied by a recapitalization. The net assets of SRNG are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Ginkgo. The shares and corresponding capital amounts and loss per share related to Old Ginkgo’s outstanding convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively restated to reflect the Exchange Ratio established in the Merger Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the condensed consolidated financial statements. Estimates used in the preparation of these condensed consolidated financial statements include, among others, the fair value of equity instruments and equity awards, revenue recognition, the fair value of loans receivable, the fair value of certain investments including equity method investments, the fair value of warrant liabilities, accrued expenses and income taxes. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no new or material changes to the Company’s significant accounting policies during the three months ended March 31, 2022 as compared to the significant accounting policies described in Note 2 to the Company's 2021 consolidated financial statements included in the 2021 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, under which it may take advantage of an extended transition period for complying with new or revised accounting standards until such time as those standards apply to private companies. The Company has elected not to opt out of this extended transition period and, as a result, these

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASC 842”), which has been clarified and amended by various subsequent updates. ASC 842 requires lessees to record a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with a lease term of more than 12 months. ASC 842 also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt ASC 842 for the fiscal year ending December 31, 2022, and for interim periods within the fiscal year beginning on January 1, 2023. In connection with the adoption of ASC 842, the Company will apply the modified retrospective approach and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company has elected to apply the package of practical expedients that allows for not reassessing (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases. The Company has also elected, by class of underlying asset, not to apply the recognition requirements of ASC 842 to short-term leases. While the Company continues to assess the various impacts of adoption, the most significant effects will primarily relate to (1) the recognition of an ROU asset and lease liability on the balance sheet for the Company’s existing operating leases; and (2) providing significant new disclosures about leasing activities. The Company does not anticipate that the adoption of ASC 842 will have a material impact on its results of operations and cash flows.

2. Fair Value Measurements

No transfers between levels have occurred during the periods presented. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of March 31, 2022
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,438,295	$1,438,295	$—	$—
Synlogic, Inc. common stock	Investments	15,218	15,218	—	—
Synlogic, Inc. warrants	Investments	6,115	—	6,115	—
Cronos Group Inc. common stock	Investments	10,959	5,691	5,268	—
Loans receivable	Prepaid expenses and other current assets	12,143	—	—	12,143
Total assets		$1,482,730	$1,459,204	$11,383	$12,143
Liabilities:
Public Warrants	Warrant liabilities	$30,360	$30,360	$—	$—
Private Placement Warrants	Warrant liabilities	20,443	—	—	20,443
Contingent consideration	Other non-current liabilities	9,980	—	—	9,980
Total liabilities		$60,783	$30,360	$—	$30,423

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

		As of December 31, 2021
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,482,063	$1,482,063	$—	$—
Synlogic, Inc. common stock	Investments	15,345	15,345	—	—
Synlogic, Inc. warrants	Investments	6,166	—	6,166	—
Cronos Group Inc. common stock	Investments	10,331	—	10,331	—
Loans receivable	Prepaid expenses and other current assets	11,559	—	—	11,559
Total assets		$1,525,464	$1,497,408	$16,497	$11,559
Liabilities:
Public Warrants	Warrant liabilities	$77,280	$77,280	$—	$—
Private Placement Warrants	Warrant liabilities	58,558	—	—	58,558
Contingent consideration	Other non-current liabilities	8,467	—	—	8,467
Total liabilities		$144,305	$77,280	$—	$67,025

The fair value of the warrants to purchase Synlogic common stock is calculated as the value of the underlying common stock, less the related unpaid exercise price and represents a Level 2 measurement within the fair value hierarchy.

As of December 31, 2021, the fair value of the Cronos Group Inc. common stock was calculated as the quoted price of the common stock adjusted by a discount for lack of marketability due to regulatory sales restrictions and classified as Level 2 within the fair value hierarchy. During the three months ended March 31, 2022, the Company removed the discount on 1,467,490 shares as the sales restrictions lapsed related to these shares, which are valued based on their quoted (unadjusted) price and classified as Level 1 within the fair value hierarchy as of March 31, 2022. The remaining 1,467,490 restricted shares continue to be subject to the regulatory sales restrictions and are classified as Level 2 as of March 31, 2022.

Loans Receivable

As of March 31, 2022 and December 31, 2021, loans receivable measured at fair value on a recurring basis consisted of a revolving promissory note with Glycosyn, LLC (“Glycosyn”, and such promissory note, the “Glycosyn Promissory Note”) and a series of convertible notes with Access Bio, Inc. (“Access Bio Convertible Notes”). The fair value of the Glycosyn Promissory Note and Access Bio Convertible Notes were determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. Significant changes in these unobservable inputs in isolation could have resulted in a significantly lower or higher fair value measurement.

The Company estimated the fair value of the Glycosyn Promissory Note using a probability-weighted discounted cash flow model under a dissolution scenario with partial recovery and no recovery as Glycosyn was in default as of December 31, 2021. The significant assumptions used in valuing the Glycosyn Promissory Note as of March 31, 2022 were scenario probabilities of 50%, a recovery rate on first lien debt of 63.3% and a discount rate of 15%. The significant assumptions used in valuing the Glycosyn Promissory Note as of December 31, 2021 were scenario probabilities of 50%, a recovery rate on first lien debt of 63% and a discount rate of 15%. As of March 31, 2022 and December 31, 2021, the Glycosyn Promissory Note had an unpaid principal balance of $5.4 million and a fair value of $1.8 million.

The Company estimated the fair value of the Access Bio Convertible Notes using a binomial lattice model. Key assumptions used as of March 31, 2022 included 87% equity volatility, 0.63 years to maturity, 1.2% risk-free rate, 32.6% risk-adjusted rate and 0% dividend yield. Key assumptions used as of December 31, 2021 included 85.5% equity volatility, 0.88 years to maturity, 0.3% risk-free rate, 30.9% risk-adjusted rate and 0% dividend yield. As of March 31, 2022 and December 31, 2021, the Access Bio Convertible Notes had an unpaid principal balance of $10.0 million. The Access Bio Convertible Notes had a fair value of $10.4 million as of March 31, 2022 and $9.8 million as of December 31, 2021.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of loans receivable measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$11,559	$15,566
Proceeds from loans receivable	—	(99)
Change in fair value	584	(1,825)
Balance at March 31	$12,143	$13,642

Warrant Liabilities

Upon the closing of the Business Combination, the Company assumed 34,499,925 publicly-traded warrants (“Public Warrants”) and 17,325,000 private placement warrants (the "Private Placement Warrants") previously issued in connection with SRNG’s initial public offering. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the New York Stock Exchange. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement date:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$4.03	$8.31
Volatility	66.2%	58.7%
Term (in years)	4.46	4.71
Risk-free interest rate	2.39%	1.25%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs (in thousands):

2022
Balance at January 1	$58,558
Change in fair value	(38,115)
Balance at March 31	$20,443

Contingent Consideration

In connection with the acquisition of Dutch DNA Biotech B.V. (“Dutch DNA”) in July 2021, the Company recorded contingent consideration liabilities for the estimated fair value of earnout payments up to a maximum of $20.0 million payable to the seller upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the Company and Dutch DNA prior to the acquisition. The contingent consideration liabilities are measured at fair value and are based on significant inputs not observable in the marketplace, which represent a Level 3 measurement. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The fair value of the earnouts was estimated using a combination of probability weighted present value and discounted cash flow models. The key valuation inputs used as of March 31, 2022 were management's estimate of the probability of achieving each milestone ranging from 10% to 90% and projections related to Dutch DNA's after-tax revenues for each of the calendar years through 2028. The key valuation inputs used as of December 31, 2021 were probabilities ranging from 10% to 80% and revenue projections through 2037. The earnout payments were discounted at rates ranging from 9.5% to 12% as of March 31, 2022 and from 9% to 11.3% as of December 31, 2021.

The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs (in thousands):

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2022
Balance at January 1	$8,467
Change in fair value	1,513
Balance at March 31	$9,980

3. Investments and Equity Method Investments

The Company partners with other investors to form new ventures, including Joyn Bio, LLC (“Joyn”), Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”) and Verb Biotics, LLC (“Verb”), subsequent to the deconsolidation discussed below in Note 4, (collectively "Platform Ventures"). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Structured Partnerships”), with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Structured Partnerships. The Company's investments in Platform Ventures are accounted for under the equity method. The Company's investments in Synlogic, a publicly traded company, are carried at fair value. As of March 31, 2022 and December 31, 2021, the Company held 6,340,771 shares of Synlogic common stock and warrants to purchase an aggregate of 2,548,117 shares of Synlogic common stock. Prior to the third quarter of 2021, the Company's investment in Synlogic common stock was classified as an equity method investment based on the Company’s ownership interest in Synlogic and accounted for under the fair value option. Due to a decrease in the level of ownership interest during the third quarter of 2021, the investment was reclassified from equity method investments to investments on the Condensed Consolidated Balance Sheets, and from loss on equity method investments to (loss) gain on investments on the Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. However, the Company continues to account for its investments in Synlogic at fair value.

The Company’s non-marketable equity securities are investments in privately held entities without readily determinable fair values. The investment in Genomatica preferred stock and investments in other non-marketable equity securities issued by various other entities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of March 31, 2022 and December 31, 2021, no impairment or adjustment from observable price changes have been recognized related to investments accounted for under the measurement alternative.

Investments and equity method investments consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Investments:
Genomatica, Inc. preferred stock	$55,000	$55,000
Synlogic, Inc. common stock	15,218	15,345
Synlogic, Inc. warrants	6,115	6,166
Cronos Group, Inc. common stock	10,959	10,331
Non-marketable equity securities	15,739	15,195
Total	$103,031	$102,037
Equity method investments (1):
Joyn Bio, LLC	$6,707	$11,694
Other	1,500	1,500
Total	$8,207	$13,194

(1) Equity method investments in Platform Ventures with a carrying value of zero as of March 31, 2022 and December 31, 2021 were excluded from the table.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Losses) gains on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
(Loss) gain on investments:
Synlogic, Inc. common stock	$(127)	$9,004
Synlogic, Inc. warrants	(51)	3,618
Cronos Group, Inc. common stock	628	—
Total	$450	$12,622
Loss on equity method investments:
Joyn Bio, LLC	$(4,987)	$(4,029)
Allonnia, LLC	—	(12,698)
Arcaea, LLC	—	(11,897)
Verb Biotics, LLC	(15,900)	—
Total	$(20,887)	$(28,624)

4. Variable Interest Entities

Consolidated Variable Interest Entities

As of December 31, 2021, the Company had consolidated three variable interest entities (“VIEs”): Cooksonia, LLC (“Cooksonia”), Verb and Ayana Bio, LLC (“Ayana”), as the Company holds variable interests in and was deemed to be the primary beneficiary of the VIEs. The other investors’ equity interests in the consolidated VIEs are presented as non-controlling interests in the accompanying condensed consolidated financial statements.

The Company holds a 70% equity interest in Cooksonia, which was formed by the Company and certain other investors for the purposes of holding the Company’s investment in Joyn. The Company concluded that it holds a variable interest in and is the primary beneficiary of Cooksonia as it controls the most significant activities of Cooksonia by controlling 100% of the board of directors of Cooksonia and holds a controlling financial interest in Cooksonia. As a result, the Company has consolidated the financial statements of Cooksonia in accordance with ASC 810, Consolidation (“ASC 810”) into its financial statements and has recognized a non-controlling interest associated with the minority equity interest held by other investors of Cooksonia, which together hold the remaining 30% equity interest in Cooksonia.

As of December 31, 2021, the Company held an interest in 9,000,000 common units (representing 100% of common units at inception) in each of Ayana and Verb, two Platform Ventures formed in September 2021 by the Company and certain of its investors. The Company has agreed to provide Ayana and Verb with certain licenses to intellectual property for use in the development or production of products that the parties agree to research and develop under technical development plans (“TDPs”). Additionally, in September 2021, Ayana and Verb entered into a Series A Preferred Unit Purchase Agreement under which each entity sold 9,000,000 Series A preferred units to certain of the Company’s investors for aggregate proceeds of approximately $30.0 million each. During 2021, the Company concluded that it held a variable interest in and was the primary beneficiary of Ayana and Verb as it controlled the most significant activities of these entities. These conclusions were reached because, as of the primary beneficiary assessment dates in 2021, for both Verb and Ayana: (i) the Company had substantive control of the board of directors; (ii) all capital contributions were made by related parties of Ginkgo; and (iii) Ginkgo or its related parties comprised the entirety of the Joint Steering Committee, the governing body which holds significant oversight with respect to the entities' research and development programs.

As of March 31, 2022, there has been no change in the consolidation status of Cooksonia and Ayana. During the three months ended March 31, 2022, Verb hired a new chief executive officer who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to Verb's Joint Steering Committee and board of directors. As a result, the Company no longer has substantive control of the board of directors or the Joint Steering Committee. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb as it no longer controlled the most significant activities of the entity. As a result of this change in the primary beneficiary determination, the Company deconsolidated the entity and recorded a gain on deconsolidation of $15.9 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss equal to the fair value of the retained interest as of the deconsolidation date. The fair value of the retained interest was determined using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing given the proximity of the deconsolidation event to the financing.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to the deconsolidation, Verb and Ginkgo jointly agree on TDPs, through equal representation on the Joint Steering Committee, under which the Company will perform agreed-upon research and development services in return for consideration on a cost-plus basis for all services provided. Ginkgo has agreed to provide Verb with licenses to certain of its intellectual property for use in the development, production and commercialization of Verb's products under the TDPs. The Company's common unit investment in Verb is accounted for as an equity method investment, and accordingly, Verb is a related party of Ginkgo. The initial carrying value of the equity method investment in Verb was equal to the fair value of the retained interest of $15.9 million as of the deconsolidation date. The Series A preferred units issued by Verb receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the hypothetical liquidation at book value (“HLBV”) method. The Company recorded a $15.9 million loss on its equity method investment in Verb in the first quarter of 2022 due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. As of March 31, 2022, the carrying value of the equity method investment in Verb has been reduced to zero. There is no commitment for the Company to provide further financial support to Verb, and therefore the carrying value of the equity method investment will not be reduced below zero.

The following table presents the carrying amounts and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Cash and cash equivalents	$28,557	$58,025
Prepaid expenses and other current assets	247	737
Equity method investments	6,707	11,694
Property and equipment, net	24	—
Total assets	$35,535	$70,456

Accounts payable	$478	$188
Accrued expenses and other current liabilities	311	440
Total liabilities	$789	$628

Unconsolidated Variable Interest Entities

With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea and Verb subsequent to the deconsolidation (collectively "Unconsolidated VIEs"), the Company has concluded these entities represent VIEs. However, although the Company holds board representation and is involved in the ongoing development activities of the entities via its participation on joint steering committees, the Company has concluded that it is not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) it does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to the taking of certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the joint steering committee of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all votes must pass by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.

With respect to Cooksonia’s investment in Joyn, as Cooksonia does not control Joyn’s board of directors, it does not have the power to control the decisions related to the development activities of Joyn, which are its most significant activities. Accordingly, the Company has concluded that Cooksonia is not the primary beneficiary of Joyn.

Additionally, the Company holds equity interests in certain privately-held entities that are not consolidated as the Company is not the primary beneficiary. As of March 31, 2022 and December 31, 2021, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investment in such entities.

Refer to Notes 3 and 11 for additional details on the Company’s investments and equity method investments.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Supplemental Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$1,492,971	$308,128
Restricted cash included in prepaid expenses and other current assets (1)	2,197	—
Restricted cash included in other non-current assets (1)	40,677	6,139
Total cash, cash equivalents and restricted cash	$1,535,845	$314,267

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Finished goods	$7,981	$3,264
Raw materials	799	64
Work in process	—	50
Less: inventory reserve	(83)	(16)
Inventory, net	$8,697	$3,362

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Facilities	$12,762	$12,762
Furniture and fixtures	4,657	4,617
Lab equipment	116,874	113,963
Computer equipment and software	11,685	10,129
Leasehold improvements	55,755	55,033
Construction in progress	17,181	10,278
Vehicles	39	40
Total property and equipment	218,953	206,822
Less: Accumulated depreciation	(69,782)	(61,052)
Property and equipment, net	$149,171	$145,770

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Authorized	Issued	Outstanding
Common stock as of March 31, 2022:
Class A	10,500,000,000	1,085,164,390	990,281,200
Class B	4,500,000,000	393,325,079	343,772,956
Class C	800,000,000	288,000,000	288,000,000
	15,800,000,000	1,766,489,469	1,622,054,156
Common stock as of December 31, 2021:
Class A	10,500,000,000	1,326,146,808	1,273,976,963
Class B	4,500,000,000	364,844,007	337,415,189
Class C	800,000,000	—	—
	15,800,000,000	1,690,990,815	1,611,392,152

During the three months ended March 31, 2022, the Company issued 288,000,000 shares of Class C common stock to a stockholder in exchange for the same number of shares of Class A common stock pursuant to the stockholder exchange agreement.

Refer to Note 8, Stock-Based Compensation, for shares of common stock issued in relation to the Company’s equity incentive plans.

6. Goodwill and Intangible Assets, net

All goodwill is allocated to the Foundry reporting unit and segment identified in Note 10. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2021	$21,312
Impact of foreign currency translation	(272)
Balance as of March 31, 2022	$21,040

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net (1)
Balances as of March 31, 2022
Acquired technology	13.1	$24,670	$(3,841)	$20,829
Balances as of December 31, 2021
Acquired technology	13.3	$25,038	$(3,396)	$21,642

(1) Includes a decrease of $0.4 million in the net intangible assets balance in the three months ended March 31, 2022 due to foreign currency translation.

Amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Future amortization expense will be $1.4 million for the remainder of 2022 and $1.8 million per year thereafter over the remaining estimated useful life of the intangible assets.

7. Commitments and Contingencies

Purchase Obligations

On March 31, 2022, the Company entered into a four-year supply agreement with Twist Bioscience Corporation for the purchase of diverse products including synthetic DNA. The agreement is effective as of April 1, 2022 and obligates the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1 $10.0 million; year 2 $13.0 million; year 3 $16.0 million; and year 4 $19.0 million.

As of March 31, 2022, the Company had approximately $84.0 million remaining in minimum purchase commitments under its noncancelable collaboration agreement with Berkeley Lights, Inc. to be met over the next several years through 2026.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Legal Proceedings

The Company is not currently party to any material legal proceedings. As of each reporting date, the Company evaluates whether or not a potential loss amount or range of loss amounts is reasonably estimable and probable of being incurred and whether such amounts meet the requirements to be accrued or disclosed pursuant to ASC 450, Contingencies. The Company expenses costs related to such legal proceedings as incurred.

8. Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$261,008	$18
General and administrative	391,813	100
Total	$652,821	$118

The Company currently grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”). As of March 31, 2022, there were 217,598,789 shares available for future issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding as of December 31, 2021	22,454,663	$0.05
Exercised	(3,822,794)	$0.02
Outstanding as of March 31, 2022	18,631,869	$0.06	2.07	$74,478
Exercisable as of March 31, 2022	18,562,438	$0.02	2.04	$74,478
(1)
The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $15.3 million and $11.4 million, respectively.

As of March 31, 2022, there was $0.4 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Restricted Stock Units

In addition to a service-based vesting condition, the restricted stock units (“RSUs”) granted under the 2014 Stock Incentive Plan (the “2014 Plan”) were subject to a performance-based vesting condition that was met through a liquidity event in the form of either a change of control or an initial public offering (“the performance condition”). Prior to the Business Combination, no stock-based compensation expense had been recognized related to RSUs granted under the 2014 Plan as the performance condition was not probable of being met and the Business Combination did not meet the definition of a liquidity event as defined in the 2014 Plan. As a result of the Business Combination, in the fourth quarter of 2021, the board of directors modified the vesting terms of RSUs to allow all RSUs granted under the 2014 Plan to vest in full with respect to the performance condition on or before March 15, 2022 (the original service-based vesting condition is still applicable). As a result of these modifications, the performance condition for all RSUs granted under the 2014 Plan became probable of being met in the fourth quarter of 2021 and the awards were remeasured using the price of $13.59 per share as of the modification date. Subsequent to the modification, compensation expense for RSUs is recognized using an accelerated attribution method over the requisite service period for each employee award. The Company recognized $581.8 million of compensation expense related to the modified RSUs in the three months ended March 31, 2022.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2022, the Company cash settled approximately 3.2 million RSUs granted to non-employee directors for a total cash payment of $9.8 million.

A summary of the RSU and restricted stock award (“RSA”) activity for the three months ended March 31, 2022 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	168,321,952	$13.58	182,622	$1.99
Granted	52,039,851	$4.05
Vested	(7,468,371)	$13.59	(44,632)	$1.99
Forfeited	(1,352,407)	$9.16
Nonvested as of March 31, 2022	211,541,025	$11.26	137,990	$1.99

(1) The weighted average grant date fair value of awards granted prior to the modification date reflect the modification-date fair value and not the original grant date fair value.

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $4.05 and $5.02, respectively. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2021 is no longer relevant for expense recognition due to the modification in the fourth quarter of 2021. No RSAs were granted during the three months ended March 31, 2022 and 2021.

The aggregate fair value of the RSUs that vested during the three months ended March 31, 2022 was $101.5 million. No RSUs vested during the three months ended March 31, 2021 as the performance condition was not probable of being met. The aggregate fair value of the RSAs that vested during the three months ended March 31, 2022 and 2021 was $0.1 million.

As of March 31, 2022, there was $1,534.4 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 1.9 years and $0.3 million of unrecognized compensation expense related to RSAs to be recognized over a weighted-average period of 0.8 years.

Earnouts

In connection with the Business Combination, holders of Old Ginkgo rollover equity awards (i.e., RSUs, RSAs and options) granted under the Company's stock incentive plans (together the “Rollover Equity Awards”) received earnout shares, which are divided into four equal tranches subject to forfeiture to the extent that the vesting conditions described below are not satisfied on or before the fifth anniversary of the closing of the Business Combination (the “Earnout Period”). The earnout shares in respect of the Rollover Equity Awards are subject to the same terms and conditions as the underlying Rollover Equity Awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares in respect of the Rollover Equity Awards are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days during the Earnout Period (collectively, the “Earnout Targets”). The first Earnout Target of $12.50 per share was met on November 15, 2021.

The earnout shares related to Old Ginkgo RSUs (“Earnout RSUs”) were subject to the same performance condition as the underlying RSUs. As a result of the modification of the RSUs described above, the performance condition became probable of being met in the fourth quarter of 2021 and compensation expense for Earnout RSUs began to be recognized in the same manner as the modified RSUs based on the modification-date fair value of the Earnouts RSUs. The Company recognized $68.3 million of compensation expense related to the modified Earnout RSUs in the three months ended March 31, 2022 .

A summary of activity during the three months ended March 31, 2022 for the Earnout RSUs and the earnout shares underlying Old Ginkgo RSAs (“Earnout RSAs”) is presented below:

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	27,863,125	$12.87
Vested	(224,585)	$13.33
Forfeited	(76,621)	$12.92
Nonvested as of March 31, 2022	27,561,919	$12.87

The aggregate fair value of the Earnout RSUs and Earnout RSAs that vested during the three months ended March 31, 2022 was $3.0 million.

As of March 31, 2022, there was $151.0 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 1.4 years.

9. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of Foundry revenues by industry based on total Foundry revenue:

	Three Months Ended March 31,
	2022	2021
Industrial and environment	33%	25%
Consumer and technology	31%	15%
Pharma and Biotech	17%	12%
Food and nutrition	9%	27%
Agriculture	5%	11%
Government and Defense	5%	10%
Total Foundry revenue	100%	100%

The Company’s revenue is derived from customers located primarily in the United States. For the three months ended March 31, 2022 and 2021, the Company’s revenue from customers within the United States comprised 98% and 91%, respectively, of total revenue.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of March 31, 2022 and December 31, 2021.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2022, the Company recognized $13.1 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $11.0 million of revenue that was included in the contract liabilities balance of $128.5 million as of December 31, 2020.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2022 and December 31, 2021 was $44.0 million and $21.1 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice and for contracts with a term of one year or less. As of March 31, 2022, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2022 to 2026.

10. Segment Information

Prior to 2022, the Company operated as a single reportable segment. In the first quarter of 2022, the Company reorganized its operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to the Company's internal management structure and how the Company's chief operating decision makers (“CODMs”) evaluate operating results and make decisions on how to allocate resources. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with ASC 280, Segment Reporting. The Company's reportable segments are described as follows:

•
Foundry consists of research and development services performed under collaboration and license agreements relating to the Company’s cell programming platform. The Company’s cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with the Company’s Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Foundry segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Foundry revenue is derived from Foundry usage fees and downstream value share in the form of milestone payments, royalties or equity interests.
•
Biosecurity consists of COVID-19 testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and testing and reporting services fees.

The reportable segments are the segments of the Company for which discrete financial information is available and for which segment results are regularly reviewed by the Company's CODMs, comprised of the Chief Executive Officer and the Chief Operating Officer, for purposes of allocating resources and assessing financial performance. The Company’s CODMs evaluate the financial performance of the Company’s segments based upon segment revenues and operating income. The Company’s measure of segment operating income for management reporting purposes excludes the impact of stock-based compensation expense, depreciation and amortization and changes in fair value of certain contingent liabilities. The Company’s CODMs do not evaluate operating segments using asset information. The accounting policies used in the preparation of reportable segments financial information are the same as those used in the preparation of the Company’s consolidated financial statements.

The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Foundry	$21,488	$22,504
Biosecurity	146,917	21,593
Total revenue	168,405	44,097
Segment cost of revenue:
Biosecurity	85,432	23,700
Segment research and development expense:
Foundry	47,289	30,894
Biosecurity	517	23,403
Total segment research and development expense	47,806	54,297
Segment general and administrative expense:
Foundry	26,693	13,155
Biosecurity	13,235	4,535
Total segment general and administrative expense	39,928	17,690
Segment operating income (loss):
Foundry	(52,494)	(21,545)
Biosecurity	47,733	(30,045)
Total segment operating income (loss)	(4,761)	(51,590)
Operating expenses not allocated to segments:
Stock-based compensation (1)	659,035	118
Depreciation and amortization	9,206	5,407
Change in fair value of contingent consideration liability	1,513	—
Loss from operations	$(674,515)	$(57,115)

(1) Includes $6.2 million in employer payroll taxes.

11. Significant Collaboration Transactions

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

Under the Arcaea IP Agreement, the Company licensed certain intellectual property to Arcaea for use in the development or the production of Arcaea’s products that the parties will subsequently agree to research and develop under technical development plans (“TDP”). The license rights provide Arcaea with the ability to commercialize the specified products from the corresponding TDP under the Arcaea TDA. In return for the license to the intellectual property, Arcaea has agreed to issue the Company up to 9,000,000 common units in accordance with certain terms and conditions set forth within the agreements. The Company received 1,755,000 common units upon execution of the Arcaea CUIA and an additional 5,229,900 common units upon closing of the Series A preferred unit financing in 2021 (as discussed above). No additional common units are expected to be issued to the Company.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Series A preferred units issued by Arcaea receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $11.9 million loss on its equity method investment in Arcaea during the first quarter of 2021. The loss allocated to the Company primarily relates to Arcaea’s accounting for the non-cash consideration related to the Arcaea IP Agreement as in-process research and development, which resulted in the full value of the Company’s intellectual property contribution being expensed in the first quarter of 2021, at which time the carrying value of the equity method investment in Arcaea had been reduced to zero. There is no commitment for the Company to provide further financial support to Arcaea, and therefore the carrying value of the equity method investment will not be reduced below zero.

The relationship with Arcaea is a vendor-customer relationship and is within the scope of ASC 606, as the provision of services and corresponding license rights are considered a part of the Company’s ordinary activities. The common units issued to the Company represent non-cash consideration. While the Arcaea TDA has been executed by the parties and provides the payment terms for future services, the Arcaea TDA does not provide for any transfer of goods or services between the parties. However, the Company will provide licenses and services upon execution of the contemplated TDPs. Accordingly, the Company concluded that the Arcaea TDA, in combination with the Arcaea CUIA, met the definition of a contract under ASC 606. Each TDP executed under the Arcaea TDA will be accounted for in accordance with ASC 606.

The Company’s performance obligations under the contract consist of ten material rights to future technical research and development services and commercial licenses under individual TDPs that the Company expects to execute under the Arcaea TDA. The material rights represent an advance payment for the license rights, which will be granted upon the execution of future TDPs. As there is no additional payment for these license rights when future TDPs are executed, the Company has determined that there is a material right associated with each of the contemplated additional TDPs under the Arcaea TDA. The Company has allocated approximately $1.2 million of the upfront non-cash consideration to each of the ten material rights based on the estimated standalone selling price of the performance obligations. During 2021, the additional non-cash consideration received of $35.5 million, which is representative of previously constrained variable consideration, was allocated to each of the ten performance obligations under the arrangement with Arcaea of $3.6 million each consistent with the initial relative selling price allocation. Unexercised material rights are recorded as non-current deferred revenue until such time as the parties execute a TDP conveying a commercial license.

Upon the execution of a TDP underlying a material right, the Company is obligated to provide technical research and development services under the TDP and a license to applicable patents and other intellectual property designed and developed under the TDP. The technical research and development services and license provided under a TDP are highly interdependent and interrelated with one another. Without the Company’s knowledge, expertise, and platform, there would not be a licensable strain or other commercializable product to transfer to Arcaea. Further, Arcaea has rights to intellectual property created as part of each TDP, irrespective of the result of the development. Therefore, each executed TDP underlying a material right consists of one combined performance obligation for the technical research and development services and license to be provided by the Company.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

that compares total costs incurred relative to total estimated cost to complete to estimate progress under the contract. Any revisions to the estimated total budgeted costs to complete, and the resulting impact to revenue recognition, are reflected in the period of the change through a cumulative catch-up adjustment.

As of March 31, 2022 and December 31, 2021, the Company had a deferred revenue balance of $44.8 million and $47.4 million, respectively, with Arcaea. During the three months ended March 31, 2022, the Company recognized revenue of $3.9 million from services provided to Arcaea. No revenue was recognized during the three months ended March 31, 2021.

Allonnia, LLC

Summary of Arrangement

In December 2019, the Company entered into (i) an Intellectual Property Contribution Agreement (“Allonnia IP Agreement”) that granted Allonnia a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“Allonnia TDA”) that establishes the terms under which the Company is providing technical development services, and (iii) a Common Unit Issuance Agreement, which provides for the issuance of common units of Allonnia to the Company in exchange for the license rights granted under the Allonnia IP Agreement. Contemporaneous with these agreements, Allonnia entered into a Series A Preferred Unit Purchase Agreement under which Allonnia sold 2,970,000 Series A preferred units to certain of the Company’s investors, as well as a third-party investor, for aggregate proceeds of approximately $33.0 million. Allonnia also agreed to issue an additional 630,000 Series A preferred units to a strategic partner as compensation for the delivery of future services to Allonnia. The Series A Preferred Unit Purchase Agreement also provided for the sale and issuance of up to an additional 5,400,000 Series A preferred units subsequent to the initial closing. In 2020, Allonnia issued an additional 1,844,911 Series A preferred units, 1,664,911 of which were sold for aggregate proceeds of $18.5 million and 180,000 of which were issued in exchange for the rights to certain intellectual property which will vest based on the achievement of milestones associated with the development of the intellectual property received. In 2021, Allonnia issued an additional 22,500 Series A Preferred Units for aggregate proceeds of $0.2 million and closed their Series A Preferred Unit financing.

Under the Allonnia IP Agreement, the Company licensed intellectual property to Allonnia for use in the development or the production of its products that the parties will subsequently agree to develop under TDPs. The license rights provide Allonnia with the ability to commercialize the specified products from the corresponding strain or enzyme, which can only be developed by the Company under the Allonnia TDA. The Company received 3,600,000 common units as consideration for the license upon execution of the Allonnia IP Agreement and an additional 1,867,411 common units in 2021 in connection with the closing of the Series A preferred unit financing.

Under the Allonnia TDA, the parties jointly agree, through equal representation on a joint steering committee, on TDPs for specific strains and enzymes, in which the Company will perform agreed upon development services in return for consideration on a cost-plus basis for all services provided.

Accounting Analysis

The common unit investment in Allonnia is considered an equity method investment as a result of the Company’s ability to exercise significant influence over Allonnia's financial and operating policies through its ownership of common units. The initial carrying value of the equity method investment in Allonnia is the fair value of the common units of $24.5 million received in exchange for the Allonnia IP Agreement which, as discussed below, was accounted for as deferred revenue at inception. The fair value of Allonnia’s common units was determined at inception of the agreements using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A Preferred Unit financing, which was contemporaneous with the Allonnia IP Agreement. Further, the Company determined the rights to up to an additional 5,400,000 common units did not meet the definition of a freestanding financial instrument and are not representative of a derivative. The right to the additional common units is considered variable consideration that is fully constrained at inception and until the contingencies related to the issuance of the additional shares are resolved. This contingency was resolved in the first quarter of 2021 when the Company received an additional 1,867,411 common units in connection with the closing of the Series A preferred unit financing.

The Series A Preferred Units issued by Allonnia receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a loss on equity method investment of $24.5 million in 2019 and $12.7 million in the first quarter of 2021 as a result of the application of the HLBV method. The loss allocated to the Company primarily relates to Allonnia’s accounting for the non-cash consideration related to the Allonnia IP Agreement as in-process

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

research and development, which resulted in the full value of the Company’s intellectual property contribution being expensed in the year that the shares were issued. As of March 31, 2022 and December 31, 2021, the carrying value of the equity method investment in Allonnia is zero. There is no commitment for the Company to provide further financial support to Allonnia and therefore the carrying value of the equity method investment will not be reduced below zero.

The relationship with Allonnia is a vendor-customer relationship and is within the scope of ASC 606 as the provision of services and corresponding license rights are considered a part of the Company’s ordinary activities and the common units represent non-cash consideration. While the Allonnia TDA has been executed by the parties and provides the payment terms for future services, the Allonnia TDA does not provide for any transfer of goods or services between the parties. However, the Company will provide licenses and services upon execution of the contemplated TDPs. Accordingly, the Company concluded that the Allonnia TDA met the definition of a contract under ASC 606 and each TDP executed under the Allonnia TDA will be accounted for in accordance with ASC 606.

The Company’s performance obligations under the contract consist of ten material rights related to the estimated number of TDPs the parties expect to execute under the Allonnia TDA. The material rights represent an advance payment for the license rights which will be granted upon the execution of each TDP. As there is no additional payment for these license rights upon execution of a TDP, the Company has determined that there is a material right associated with each of the contemplated future TDPs. The Company has allocated $2.5 million of the upfront non-cash consideration to each of the ten performance obligations under the contract based on the estimated standalone selling price of the performance obligations. Unexercised material rights are recorded as non-current deferred revenue until such time as the parties execute a TDP.

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

For each TDP, the transaction price consists of variable consideration for the most likely amount of estimated consideration to be received under the cost-plus arrangement and the $2.5 million allocation of the fixed non-cash consideration. As the services performed by the Company create or enhance an asset that Allonnia controls as the asset is created or enhanced, the Company satisfies the performance obligation and recognizes revenue over time. The Company uses an input method that compares total costs incurred relative to total estimated cost to complete to estimate progress under the contract. Any revisions to the estimated total budgeted costs to complete, and the resulting impact to revenue recognition, are reflected in the period of the change through a cumulative catch-up adjustment. In the first quarter of 2021, the additional non-cash consideration of $12.7 million, which represents previously constrained variable consideration, was allocated to all of the performance obligations consistent with the initial relative selling price allocation and a cumulative catch up was recognized for the TDPs in process.

As of March 31, 2022 and December 31, 2021, the Company had a deferred revenue balance of $35.9 million and $38.0 million, respectively, with Allonnia. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $3.2 million and $2.3 million, respectively, from services provided to Allonnia.

Other Significant Collaboration Transactions

In addition to the activity discussed above related to Arcaea and Allonnia, the Company provided research and development services under existing collaboration arrangements with Joyn, Motif, Synlogic and Genomatica. During the three months ended March 31, 2022 and 2021, there were no material changes to the Company’s arrangements with its Platform Ventures and Structured Partnerships, except as noted above and in Note 4 related to the deconsolidation of Verb. For a description of these arrangements and the related accounting conclusions, refer to Note 20 to the audited consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K. Refer to Notes 3 and 4 for additional details on the Company’s investments and Note 13 for a summary of transactions with related parties.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12. Net Loss per Share

As a result of the Business Combination, the Company has retroactively restated the weighted average shares outstanding for the three months ended March 31, 2021 to give effect to the Exchange Ratio.

The Company computes net loss per share using the two-class method required for participating securities. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential common stock equivalents would have been antidilutive. The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2022	2021
Warrants to purchase Class A common stock	51,824,895	1,013,708
Outstanding stock options	20,980,800	30,596,549
Unvested RSUs	211,541,025	128,840,112
Unvested RSAs	137,990	360,054
Earnout shares (1)	160,694,031	—
	445,178,741	160,810,423

(1) Represents earnout shares for which the vesting conditions have not been satisfied.

13. Related Parties

The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Significant related party transactions included in the Condensed Consolidated Balance Sheets are summarized below (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accounts receivable:
Joyn	$—	$5
Motif	1,026	3,020
Allonnia	1,141	849
Arcaea	1,348	724
Other equity investees	299	—
	$3,814	$4,598
Deferred revenue, current and non-current:
Joyn	$3,426	$4,608
Motif	51,933	52,171
Genomatica	13,753	17,111
Allonnia	35,876	38,016
Arcaea	44,771	47,356
Other equity investees	1,301	1,559
	$151,060	$160,821

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant related party transactions included in the Condensed Consolidated Statements of Operations and Comprehensive Loss are summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Foundry revenue:
Joyn	$1,182	$1,598
Motif	1,345	5,492
Genomatica	3,358	3,298
Allonnia	3,221	2,266
Arcaea	3,924	—
Other equity investees	498	6
	$13,528	$12,660

Refer to Notes 3 and 11 for additional details on the Company’s investments and equity method investments held in its related parties.

14. Subsequent Events

FGen Acquisition

On April 1, 2022, the Company completed the acquisition of FGen AG (“FGen”), a company organized under the laws of Switzerland that specializes in strain development and optimization. Upon completion of the acquisition, FGen became a wholly-owned subsidiary of the Company. FGen has developed an ultra-high-throughput screening platform built on nanoliter reactor technology which the Company believes will enhance its cell screening capabilities and potentially increase the likelihood of finding enzymes, pathways, and strains or cell lines that perform to diverse cell program specifications. Under the terms of the Share Purchase Agreement dated March 11, 2022, the Company acquired all of the capital stock of FGen for aggregate consideration consisting of (i) $17.5 million, subject to certain adjustments, payable in 4,051,107 unrestricted shares of Ginkgo Class A common stock issued at closing, and (ii) additional contingent consideration of up to $25.0 million payable in cash or Class A common stock related to, among other things, the successful integration and deployment of the FGen technology across the Company's programs.

BiomEdit

In April 2022, the Company, along with certain of its investors and third-party investors, launched BiomEdit, LLC (“BiomEdit”), a microbiome innovation company that is expected to discover, develop and introduce novel probiotics, bioactive molecules, engineered microbial medicines and microbial monitoring services for animal health. BiomEdit is the Company's latest Platform Venture. The Company contributed intellectual property to BiomEdit for use in the development or production of products that the parties agree to research and develop under technical development plans and, in exchange, the Company received 3.9 million voting common units in BiomEdit. BiomEdit was capitalized through a Series A preferred unit financing that raised approximately $32.5 million in gross proceeds in April 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our business model mirrors the structure of our platform and we are compensated in two primary ways. First, we charge usage fees for Foundry services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or contract research organizations charge for services. Additionally, we negotiate a value share with our customers (typically in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. As we add new programs, our portfolio of programs with this “downstream” value potential grows.

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

Prior to 2022, we operated as a single reportable segment. In the first quarter of 2022, we reorganized our operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to our internal management structure and how our chief operating decision maker evaluates operating results and makes decisions on how to allocate resources. Our two operating and reportable segments are described below:

●
Foundry consists of research and development services performed under collaboration and license agreements relating to our cell programming platform. Our cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with our Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Foundry segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Foundry revenue is derived from Foundry usage fees and downstream value share in the form of milestone payments, royalties or equity interests.
●
Biosecurity consists of COVID-19 testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and testing and reporting services fees.

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

Joyn Bio, LLC

Founded in 2017, Joyn Bio, LLC (“Joyn”) was formed to focus on engineered microbes for use in agricultural applications. Along with certain of our investors, we formed Cooksonia, LLC (“Cooksonia”) which holds a 50% equity interest in Joyn. Bayer CropScience LP contributed cash of $80 million plus intellectual property and holds the remaining 50% equity interest in Joyn. We provided license rights to our intellectual property and platform at inception in return for our equity interest in Joyn, which was recorded at an initial fair value of $97.9 million. The carrying value of our equity method investment in Joyn was $6.7 million as of March 31, 2022. Ginkgo also entered into a Foundry Services Agreement (“Joyn FSA”) with Joyn under which we provide R&D services. Joyn paid us a total of $35.0 million in non-refundable prepayments for services to be provided under the Joyn FSA.

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

Verb Biotics, LLC

Founded in September 2021, Verb Biotics, LLC (“Verb”) was formed to identify and design new strains of probiotic bacteria with advanced properties for human nutrition, health, and wellness. Verb was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9,000,000 common units (representing 100% of common units at inception) of Verb and have also provided Verb with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the first quarter of 2022, we consolidated Verb as a variable interest entity. In the first quarter of 2022, we deconsolidated Verb and began accounting for our retained investment in Verb as an equity method investment. See Note 4 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more detail.

Structured Partnerships

Structured Partnerships allow Ginkgo to: i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the Foundry usage fees including the ability to pay a portion or all of such upfront fees in the form of equity, in addition to downstream value share consideration (“Startup Structured Partnership”); and ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the first quarter of 2022, we entered into two Startup Structured Partnerships, which provided for payments of Foundry usage fees with financial instruments that are convertible into equity in the aggregate amount of $4.2 million, which will be recognized as revenue over our period of performance. Prior to 2022, we entered into five Startup Structured Partnerships in which we received $16.5 million in upfront consideration in the form of equity that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million, which is the carrying value of the investment at March 31, 2022 as we account for the investment at historical cost.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of March 31, 2022, the fair value of Synlogic common stock and warrants was $15.2 million and $6.1 million, respectively.

See Notes 3 and 11 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.

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

	Three Months Ended March 31,		LTM[1]
	2022	2021	2022
New Programs	11	4	38
Current Active Programs	64	44	77
Cumulative Programs	116	78	116
(1)
Last 12 months ended March 31, 2022

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

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the guidance in ASC 805, Business Combinations (“ASC 805”), SRNG was treated as the “acquired” company for accounting and financial reporting purposes. We were deemed the accounting predecessor of the combined business, and as the parent company of the combined business, are the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations as a result of the Business Combination was a net increase in cash (as compared to our audited consolidated balance sheet as of December 31, 2020) of $1,509.6 million, including $760.0 million in proceeds from investments by certain accredited investors for 76,000,000 shares of Ginkgo's Class A common stock (the “PIPE Investment”) that was consummated substantially simultaneously with the closing of the Business Combination. The transaction costs for the Business Combination totaled $108.1 million.

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

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification and resulted in approximately $581.8 million of stock-based compensation expense recognized in the first quarter of 2022. Stock-based compensation expense also increased by $68.3 million related to RSU earnout shares which were also subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021.

Components of Results of Operations

Revenue

Foundry Revenue

We generate Foundry revenue through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) Foundry usage fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and (iii) royalties related to cost of goods sold reductions realized by our customers. For the three months ended March 31, 2022 and 2021, royalties did not comprise a material amount of our revenue.

Foundry revenue includes transactions with Platform Ventures as well as Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash payments for our costs incurred for the R&D services performed by us, plus a margin. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. Our transactions with Startup Structured Partnerships included the provision of R&D services in exchange for equity interests or financial instruments that are convertible into equity and other downstream value share consideration. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation based on costs incurred, plus margin basis. These arrangements are further described in Notes 3, 4, 11 and 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with XpresCheck and the CDC, as well as through other congregate settings such as our partnership with Eurofins and Quest Laboratories in the state of Texas. In the future, we believe that testing services may have a value proposition internationally and in other use cases including wastewater monitoring and air monitoring. The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain for the remainder of 2022 and beyond and is subject to seasonality as the demand for COVID-19 testing in schools is diminished during summer vacations and other school breaks.

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

In the first quarter of 2022, R&D expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

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

In the first quarter of 2022, G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Interest Expense, Net

Interest expense, net primarily consists of interest earned on our cash and cash equivalents offset by interest expense related to our lease financing obligation.

Loss on Equity Method Investments

Loss on equity method investments includes our share of losses from certain of our equity method investments under the hypothetical liquidation at book value (“HLBV”) method.

Gain on Investments

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

Gain on Deconsolidation of Subsidiary

Gain on deconsolidation of subsidiary relates to our deconsolidation of Verb, a variable interest entity, in the first quarter of 2022. The deconsolidation resulted in the removal of Verb’s assets, liabilities and non-controlling interest balances from our balance sheet and the recognition of our retained interest in Verb measured at fair value as of the deconsolidation date.

Other Income (Expense), Net

Other income (expense), net primarily consists of change in fair value of our convertible notes with Access Bio, Inc. accounted for under the fair value option, sublease rent income and payments made by Amyris, Inc. (“Amyris”) under a settlement agreement.

Provision for Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For all periods presented, we have recorded a valuation allowance against the deferred tax assets that are not expected to be realized.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our consolidated statements of operations for each period presented:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Foundry revenue	$21,488	$22,504	$(1,016)
Biosecurity revenue:
Product	13,947	5,775	8,172
Service	132,970	15,818	117,152
Total revenue	168,405	44,097	124,308
Costs and operating expenses:
Cost of Biosecurity product revenue	8,095	9,935	(1,840)
Cost of Biosecurity service revenue	77,337	13,765	63,572
Research and development (1)	322,720	59,585	263,135
General and administrative (1)	434,768	17,927	416,841
Total operating expenses	842,920	101,212	741,708
Loss from operations	(674,515)	(57,115)	(617,400)
Other income (expense):
Interest expense, net	(397)	(475)	78
Loss on equity method investments	(20,887)	(28,624)	7,737
Gain on investments	450	12,622	(12,172)
Change in fair value of warrant liabilities	85,035	—	85,035
Gain on deconsolidation of subsidiary	15,900	—	15,900
Other income (expense), net	1,637	(1,345)	2,982
Total other income (expense), net	81,738	(17,822)	99,560
Loss before income taxes	(592,777)	(74,937)	(517,840)
Income tax benefit	(184)	(159)	(25)
Net loss	(592,593)	(74,778)	(517,815)
Net loss attributable to non-controlling interest	(2,088)	(1,209)	(879)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(590,505)	$(73,569)	$(516,936)

(1) In the first quarter of 2022, R&D and G&A expenses included a significant charge to stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”). Total stock-based compensation expense, inclusive of $6.2 million in employer payroll taxes for the three months ended March 31, 2022, was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$266,340	$18
General and administrative	392,695	100
Total	$659,035	$118

Foundry Revenue

Foundry revenue was $21.5 million and $22.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $1.0 million in Foundry revenue was primarily attributable to the completion of certain programs during the course of 2021, partially offset by the progress of Current Active Programs including those New Programs commenced after the first quarter of 2021. Programs typically require a ramp-up period and/or the achievement of technical milestones before contributing in a meaningful way to revenue.

The total number of Current Active Programs increased from 44 to 64 in the three months ended March 31, 2021 and 2022, respectively. In the first quarter of 2022, 11 New Programs commenced compared to 4 New Programs in the comparable prior year period. Cumulative Programs increased from 78 to 116 in the three months ended March 31, 2021 and 2022, respectively. The number of customers increased from 20 to 32 in the three months ended March 31, 2021 and 2022, respectively. We believe the increase in Current Active Programs is consistent with an overall mix of programs earlier in their life cycle requiring a ramp-up period before contributing in a meaningful way to revenue.

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

Biosecurity Revenue

Biosecurity revenue was $146.9 million and $21.6 million in the three months ended March 31, 2022 and 2021, respectively. The increase of $125.3 million in Biosecurity revenue was comprised of an increase in product revenue of $8.1 million and an increase in service revenue of $117.2 million.

The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain in 2022 and beyond.

Cost of Biosecurity Product and Service Revenue

Cost of Biosecurity product and service revenue was $85.4 million and $23.7 million in the three months ended March 31, 2022 and 2021, respectively. The increase of $61.7 million was driven by the increase in the demand for our COVID-19 testing products and services.

Research and Development Expenses

Research and development expenses were $322.7 million and $59.6 million in the three months ended March 31, 2022 and 2021, respectively. The increase of $263.1 million was attributable to depreciation and amortization expense of $3.3 million and other direct and allocated overhead expenses, offset by a decrease in lab supplies of $8.7 million as a result of lower R&D expenses related to our Biosecurity offering. The remaining change was attributable to an increase in stock-based compensation expense of $266.3 million (inclusive of employer payroll taxes) as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

General and Administrative Expenses

General and administrative expenses were $434.8 million and $17.9 million in the three months ended March 31, 2022 and 2021, respectively. The increase of $416.9 million was attributable to professional fees of $9.1 million primarily as a result of becoming a public company and supporting business scaling, personnel-related compensation and benefits expense of $7.3 million, insurance expense of $3.2 million, software and technology expense of $1.1 million and increases in business taxes, rent and facilities expenses, marketing, travel and entertainment and other direct and allocated overhead expenses. The remaining increase was attributable to stock-based compensation expense of $392.6 million (inclusive of employer payroll taxes) as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”). Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Foundry and Biosecurity revenue and activities related to public company readiness.

Interest Expense, Net

Interest expense, net was $0.4 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, and was primarily related to our lease financing obligation.

Loss on Equity Method Investments

Loss on equity method investments was $20.9 million and $28.6 million in the three months ended March 31, 2022 and 2021, respectively. The decrease of $7.7 million was attributable to our equity method investments in Verb, Joyn, Arcaea and Allonnia. Upon the deconsolidation of Verb in the first quarter of 2022, we recorded a $15.9 million loss on our retained investment in Verb due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. The loss on our equity method investment in Joyn increased from $4.0 million in the three months ended March 31, 2021 to $5.0 million in the three months ended March 31, 2022, representing our share of the investee’s losses under the HLBV method. The fair value of the additional equity we received in Arcaea of $11.9 million during the three months ended March 31, 2021 was reduced to zero during the period as a result of the application of the HLBV method. The fair value of the additional equity we received in Allonnia of $12.7 million during the three months ended March 31, 2021 was also reduced to zero during the period as a result of the application of the HLBV method. Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of Arcaea or Allonnia, no further losses on these equity method investments were recognized in the three months ended March 31, 2021.

Gain on Investments

Gain on investments was $0.5 million and $12.6 million for the three months ended March 31, 2022 and 2021, respectively. The change of $12.1 million was attributable to fluctuations in the stock price of our shares of Synlogic and Cronos common stock and warrants to purchase Synlogic common stock and the removal of a discount for lack of marketability on half of the shares of Cronos common stock due to lapse of sales restrictions in the first quarter of 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities of $85.0 million in the three months ended March 31, 2022 was due to a decrease in the estimated fair value of the Private Placement Warrants and a decrease in the quoted price of the Public Warrants.

Gain on Deconsolidation of Subsidiary

Gain on deconsolidation of subsidiary relates to our deconsolidation of Verb and consisted of our $15.9 million retained interest in Verb measured at fair value as of the deconsolidation date.

Other Income (Expense), Net

Other income (expense), net was $1.6 million and $(1.3) million in the three months ended March 31, 2022 and 2021, respectively. The increase of $2.9 million was primarily attributable to an increase of $2.6 million in the change in fair value of the Access Bio Convertible Notes, a $1.0 million increase in sublease rent income, offset by a $0.5 million decrease in settlement payments from Amyris.

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

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities and other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items. Adjusted EBITDA includes non-cash adjustments such as stock-based compensation, gain or loss on equity method investments, and gain or loss on changes in fair value of our investments, warrant liabilities, loans receivable and contingent consideration liability. Adjusted EBITDA also considers cash components which are not part of our ongoing operating results such as gains related to settlement payments from Amyris. We believe Adjusted EBITDA, although not a replacement for financial performance measures reported under U.S. GAAP, provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may generate future income or incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by future income or future expenses similar to those excluded when calculating these measures. Our computation of these measures, especially Adjusted EBITDA, may not be comparable to other similarly titled measures computed by other companies because not all companies calculate these measures in the same way.

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

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(590,505)	$(73,569)
Interest expense, net	397	475
Income tax benefit	(184)	(159)
Depreciation and amortization	9,488	5,629
EBITDA	(580,804)	(67,624)
Stock-based compensation (1)	659,035	118
Loss on equity method investments (2)	20,264	27,415
Gain on investments (3)	(450)	(12,622)
Change in fair value of warrant liabilities	(85,035)	—
Gain on deconsolidation of subsidiary	(15,900)	—
Other (4)	939	1,575
Adjusted EBITDA	$(1,951)	$(51,138)
(1)
For the three months ended March 31, 2022, includes $6.2 million in employer payroll taxes.
(2)
For the three months ended March 31, 2022 and 2021, represents losses on equity method investments under the HLBV method of $20.9 million and $28.6 million, respectively, net of losses attributable to non-controlling interests.
(3)
Includes gain on the change in fair value of our common stock investments in Synlogic and Cronos and warrants to purchase Synlogic common stock, which are all carried at fair value.
(4)
For the three months ended March 31, 2022, includes a $0.6 million gain on the change in fair value of the Access Bio Convertible Notes offset by $1.5 million loss on the change in fair value of contingent consideration liability related to a business acquisition. For the three months ended March 31, 2021, includes $2.1 million loss on the change in fair value of the Access Bio Convertible Notes offset by a $0.5 million gain related to a settlement payment from Amyris.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the Business Combination, our sources of liquidity have been predominantly from proceeds from equity offerings, convertible notes offerings, payments received for R&D services under license and collaboration arrangements including those received on an upfront basis and upon accomplishment of milestones, payments received from Biosecurity product sales and services, and government grants. Upon the closing of the Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from the PIPE Investment. As of March 31, 2022, we had cash and cash equivalents of $1,493.0 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

Other than as described below, there have been no significant changes to our material cash requirements during the three months ended March 31, 2022 as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Purchase Obligations

During the quarter ended March 31, 2022, we entered into a four-year noncancelable supply agreement for the purchase of diverse products including synthetic DNA. Under the agreement, we are obligated to spend a minimum of $58.0 million over the four-year term, with $10.0 million payable in the next 12 months. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in:
Operating activities	$(19,898)	$(48,131)
Investing activities	(35,985)	(23,046)
Financing activities	(1,192)	(433)
Effect of exchange rate changes	(8)	—
Net decrease in cash, cash equivalents and restricted cash	$(57,083)	$(71,610)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 consisted of net loss of $592.6 million, adjusted for net change in operating assets and liabilities of $10.1 million and non-cash charges of $582.8 million. The net change in operating assets and liabilities was primarily due to a $34.9 million increase in accounts receivable driven by an increase in Biosecurity revenue, a $5.3 million increase in inventory from increased purchases of LFAs and pooled test kits in response to higher demand, a $21.0 million decrease in other non-current liabilities primarily due to a reclass of a customer deposit liability to deferred revenue upon finalizing the contract, offset by a $10.0 million increase in accrued expenses and other current liabilities, a $11.4 million increase in deferred revenue from customer prepayments, and an increase of $26.3 million in accounts payable primarily due to timing of processing invoices. Non-cash adjustments primarily consisted of $9.5 million of depreciation and amortization, $652.8 million of stock-based compensation expense, $20.9 million loss on equity method investments, $1.5 million loss on the change in fair value of a contingent consideration liability, partially offset by $85.0 million gain on the change in fair value of warrant liabilities and $15.9 million gain on the deconsolidation of Verb.

Net cash used in operating activities for the three months ended March 31, 2021 consisted of net loss of $74.8 million, adjusted for net change in operating assets and liabilities of $3.1 million and non-cash charges of $23.6 million. The net change in operating assets and liabilities was primarily due to a decrease in current and non-current deferred revenue of $5.5 million and an increase in accounts receivable of $9.5 million, partially offset by a decrease in prepaid expenses and other current assets of $1.6 million and an increase in accrued expenses and other current liabilities of $16.8 million. Non-cash adjustments primarily consisted of depreciation and amortization of $5.6 million, loss on equity method investments of $28.6 million and loss on changes in the fair value of loans receivable of $1.8 million, partially offset by a gain on investments of $12.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of purchases of property and equipment of $3.6 million associated with Foundry capacity and capability investments, prepayment for marketable equity securities of $3.7 million and relinquishment of $28.8 million in cash upon the deconsolidation of Verb.

Net cash used in investing activities for the three months ended March 31, 2021 primarily consisted of purchases of property and equipment of $21.9 million associated with Foundry capacity and capability investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 primarily consisted of principal payments on capital leases and lease financing obligations and tax withholding payments related to net share settlement of equity awards.

Net cash used in financing activities for the three months ended March 31, 2021 primarily consisted of principal payments on capital leases and lease financing obligations and payments of deferred offering costs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

Foreign Currency Fluctuation Risk

We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiary, whose financial condition and results of operations are reported in Euros and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $0.6 million for the three months ended March 31, 2022. Additionally, we have contracted with and may continue to contract with foreign vendors.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 7, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, prospects, financial condition or operating results could decline due to any of these risks and, as a result, you may lose all or part of your investment.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Ginkgo and its subsidiaries.

Risks Related to Ginkgo’s Business

We have a history of net losses. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $590.5 million and $73.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $2,888.4 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

Our expenses may exceed revenues for the foreseeable future and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to expand or continue our business, and the value of our common stock could be negatively impacted. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the development of our platform, the initiation of new programs with new and existing customers, the commercial terms of our programs, our ability to advance cell engineering programs in a timely and cost-effective manner, our ability to extend new offerings to customers, our customers’ ability to scale up bioprocesses, the ability of our customers to produce and sell products, the impact of market acceptance of our customers’ products, and our customers’ market penetration and margins. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We do not currently have any commitments for future funding. We may receive fees, milestones, and royalty payments under our customer agreements, but these are not guaranteed. Additionally, we may be able to sell our equity interests in certain subsidiaries or collaborations but most of these equity stakes are illiquid (e.g., in private companies) and we may not be able to find a buyer or may incur significant impairment if forced to sell these positions for liquidity. We may not receive any further funds under those agreements, the funds we receive may be lower than projected, or our program costs may be higher than projected. In addition, we may not be able to sign new customer agreements or enter into new development plans with existing customers with adequate funds to cover program development expenses. As a result of these and other factors, we do not know whether additional financing will be available when needed, or, if available, whether such financing would be on terms favorable to our stockholders or us.

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

Finally, continued growth could strain our ability to maintain reliable service levels and offerings for our customers. If we fail to achieve the necessary level of capacity, quality and efficiency in performing services and other development activities, or the necessary level of efficiency in our organizational structure as we grow, then our business, results of operations, and financial condition could be adversely affected.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to our biosecurity offering, prior to

2020, we had no experience developing or commercializing testing services. Moreover, as described above, given the limited operating history of our biosecurity offering, our reliance on school funding for testing, potential disruptions from vaccine rollout generally, the availability of COVID-19 therapeutics, the impact of summer vacation and other school breaks, and the increased availability of over-the-counter testing options, the future performance of our COVID-19 testing program is unpredictable. Moreover, we cannot predict how long the COVID-19 pandemic will continue and, therefore, we cannot predict the duration of the revenue stream, which could diminish significantly, from our COVID-19 testing services.

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

Since our founding, we have helped to launch new companies (such as BiomEdit LLC, Motif FoodWorks, Inc., Allonnia LLC, Arcaea LLC (formerly known as Kalo), Ayana Bio, LLC and Verb Biotics, LLC) by bringing together strategic and financial investors to secure funding for these early stage and small companies. Going forward, we intend to continue to leverage our own balance sheet and partner with investors to enable companies at all stages to benefit from our platform.

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

We have made acquisitions in the past and, as appropriate opportunities become available, we may acquire additional businesses, assets, technologies, or products to enhance our business in the future, but our ability to do so successfully cannot be ensured. We have also made investments in companies that we view as synergistic with our business. Although we conduct due diligence on these acquisitions and investments, such processes may fail to reveal significant liabilities and we could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by indemnification we may obtain from the seller. Even if we identify suitable opportunities, we may not be able to complete such acquisitions on favorable terms or at all, which could increase the potential for litigation. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt or spend cash in connection with a strategic acquisition, which may cause us to face liquidity concerns or be subject to restrictive covenants in the future. We have, and in the future may, also issue common stock or other equity securities to the stockholders of the acquired company, which could constitute a material portion of our then-outstanding shares of common stock and may reduce the percentage ownership of our existing stockholders.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any future acquisitions, any transactions that we do complete may not yield the anticipated benefits and may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Conversely, any failure to pursue or delay in completing any acquisition or other strategic transaction that would be beneficial to us, including those caused by competing parties, could delay the development of our platform or advancement of our programs and, thus, potential commercialization of our customer’s products.

Our programs may not achieve milestones and other anticipated key events on the expected timelines or at all, which could have an adverse impact on our business and could cause the price of our common stock to decline.

We may adopt various technical, manufacturing, regulatory, commercial, and other objectives for our programs. These milestones may include our or our customers’ expectations regarding the commencement or completion of technical development, the achievement of manufacturing targets, the submission of regulatory filings, or the realization of other development, regulatory, or commercialization objectives by us or our customers. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints, and priorities, progress of and results from research and development (“R&D”) activities, and other factors, including impacts resulting from the COVID-19 pandemic, any of which may cause the timing of achievement of the milestones to vary considerably. If we, our collaborators, or our customers fail to achieve milestones in the expected timeframes, the commercialization of our programs may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the trading price of our common stock may decline.

We must continue to secure and maintain sufficient and stable supplies of laboratory reagents, consumables, equipment, and laboratory services. We depend on a limited number of suppliers, some of which are single-source suppliers, and contract manufacturers for critical supplies, equipment, and services for research, development, and manufacturing of our products and processes. Our reliance on these third parties exposes us to risks relating to costs, contractual terms, supply, and logistics, and the loss of any one or more of these suppliers or contract manufacturers or their failure to supply us with the necessary supplies, equipment, or services on a timely basis, could cause delays in our research, development, or production capacity and adversely affect our business.

The COVID-19 pandemic has caused substantial disruption in global supply chains and the ability of third parties to provide us services on a timely basis or at all. As a result, we have experienced shortages in some of our key equipment and supplies, including those required in our labs, as well as disruptions in services provided by third parties, and may continue to do so in the future as a result of the pandemic, or otherwise. We may also experience price increases, quality issues and longer lead times due to unexpected material shortages, service disruptions, and other unanticipated events, which may adversely affect our supply of lab equipment, lab supplies, chemicals, reagents, supplies, and lab services. For some suppliers, we do not enter into long-term agreements and instead secure our materials and services on a purchase order basis. Our suppliers may reduce or cease their supply of materials or services to us at any time in the future. If the supply of materials or services is interrupted, our programs may be delayed.

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

For the quarter ended March 31, 2022, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

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

In addition, if a high profile biosecurity breach or unauthorized release of a biological agent occurs within our industry, our customers and potential customers may lose trust in the security of the laboratory environments in which we produce genetically modified organisms (“GMOs”) and genetically modified plant or animal cells and genetically modified proteins and biomaterials (collectively, “Genetically Modified Materials”), even if we are not directly affected. Any adverse effect resulting from such a release, by us or others, could have a material adverse effect on the public acceptance of products from engineered cells and our business and financial condition. Such a release could result in increased regulatory scrutiny of our facilities, platform, and programs, and could require us to implement additional costly measures to maintain our regulatory permits, licenses, authorizations and approvals. To the extent such regulatory scrutiny or changes impact our ability to execute on existing or new programs for our customers, or make doing so more costly or difficult, our business, financial condition, or results of operations may be adversely affected. In addition, we could have exposure to liability for any resulting harm, as well as to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the safety of engineered cells materials and organisms, impairment to our business, and corresponding fees, costs, expenses, loss of revenues, and other potential liabilities, as well as increased costs or loss of revenue or other harm to our business.

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

We currently market our services and deliver our programs, materials, and processes outside of the United States and may market future offerings outside of the United States. We, and our suppliers, collaborators, and customers, currently conduct business outside of the United States. From time to time, our services may include the hiring or secondment of our employees outside the United States at third party facilities or require the hiring or secondment of foreign persons within our facilities, including as a result of foreign acquisitions. Accordingly, we are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations and customer base. These risks include:

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

● the other risks and uncertainties described in this Quarterly Report on Form 10-Q.

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

We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. During the quarter ended March 31, 2022, three customers each represented more than 10% of our total revenue and cumulatively represented 40% of our total revenue. Due to the significant time required to acquire new customers, to plan and develop new programs for customers, and to satisfactorily execute on existing programs, the loss of one or both of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. There is always a risk that existing customers will not elect to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. There is also the risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.

In addition, while our customer collaborations are typically multi-year, we generally do not require our customers to generate a minimum amount of annual demand and without such contracts, our customers are not obligated to use our services beyond the amounts they choose to incur. Our customers may choose to use fewer of our services depending on program progress, their own technological capabilities, market demand for their products and/or their own internal budget cycles. As a result, we cannot accurately predict our customers’ decisions to reduce or cease utilizing our services. Even where we enter into long-term contracts with our customers, there is no guarantee that such agreements will be negotiated on terms that are commercially favorable to us in the long-term. In addition, existing customers may choose to perform some or all of the services they expect from us internally, with another third-party partner or by using capabilities from acquisitions of assets.

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

Our COVID-19 testing business relies heavily on the adoption of pooled testing in schools, which may be hesitant to adopt COVID-19 testing without positive support from parents or teachers. Although we make test validation results and protocols available to parents and teachers, they may not trust the accuracy of the tests or may have concerns about how the tests are performed, how samples are used or tracked and whether appropriate privacy measures are being taken with respect to individually identifiable health information, including genetic information. The ability for schools to pay for COVID-19 testing relies heavily on the availability of federal, state or local funding for testing. If such funding is depleted, discontinued or otherwise becomes unavailable, or if there are restrictions on the use of such funding for our pooled sample test offerings, our COVID-19 testing business may not be commercially viable. Our COVID-19 testing business is subject to seasonality concerns as the demand for COVID-19 testing in schools is diminished during summer vacations, as well as other school breaks. In addition, as a result of the recent FDA emergency use authorization of a COVID-19 vaccine for children five through eleven years of age, the demand for COVID-19 testing in schools could diminish significantly or be eliminated.

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

Our technologies and the technologies of our customers involve the use of genetically modified cells, organisms and biomaterials, including, without limitation, GMOs, genetically modified microorganisms (“GMMs”), Genetically Modified Materials and their respective products. The use, production and marketing of Genetically Modified Materials, are subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the FDA, the Environmental Protection Agency (“EPA”) and the U.S. Department of Agriculture (“USDA”) are the primary agencies that regulate the use of GMOs, GMMs and potential products derived from GMOs or GMMs. If regulatory approval of the Genetically Modified Materials or resulting products is not secured, our business operations, financial condition and our ability to grow as a business could be adversely affected. We expect to encounter regulations regarding Genetically Modified Materials in most, if not all, of the countries in which our customers may seek to establish production capabilities or sell their products and the scope and nature of these regulations will likely be different from country to country. Governmental authorities could, for safety, social or other purposes, impose limits on, or implement regulation of, the use, production or marketing of Genetically Modified Materials. If our customers cannot meet the applicable requirements in other countries in which they intend to produce or sell their products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

In addition, public perception regarding the safety and environmental hazards of, and ethical concerns over, Genetically Modified Materials or the processes used to create them, including gene editing or gene regulating technologies, could influence public acceptance of our and our customers’ technologies, products, and processes. For instance, certain advocacy groups engage in efforts that include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified foods. These groups in the past have pressured retail food outlets and grocery store chains to publicly state that they will not carry genetically modified foods and have pressured food brands to publicly state that they will not use ingredients produced by genetically modified microbes. In addition, certain labeling-related initiatives have heightened consumer awareness of GMOs, which may make consumers less likely to purchase products containing GMO ingredients, which could have a negative impact on the commercial success of our customers’ products and programs. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs. The subject of Genetically Modified Materials has received negative publicity, which has aroused public debate. This adverse publicity has led to, and could continue to lead to, greater regulation and trade restrictions on imports of Genetically Modified Materials or their resulting products. In addition, with the acquisitions of Dutch DNA Biotech B.V. and FGen AG (“FGen”), we are expanding into the European Union market, which has increased government regulation and scrutiny over genetically modified products. There is a risk that products produced using our technologies could cause adverse health effects or other adverse events, which could also lead to negative publicity, regulatory action or private litigation. If we are unable to overcome the ethical, legal and social concerns relating to genetic engineering, our programs could face increased expenses, regulatory scrutiny, delays or other impediments to deliver our programs or the commercialization of resulting products and processes.

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

Recent changes in patent law have made patents covering life science inventions more difficult to obtain and enforce. Further legislative changes or changes in the interpretation of existing patent law could increase the uncertainty and cost surrounding the prosecution of our owned patent applications and the maintenance, enforcement or defense of our owned patents. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) included changes that affect the way patent applications are prosecuted; redefine prior art; enable third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution; and provide cost-effective avenues for competitors and other third parties to challenge the validity of patents at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Thus, the Leahy-Smith Act and its continued implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

There could be unintended consequences to the environment generally or the health and safety of our employees or the public as a result of an unauthorized release of Genetically Modified Materials into uncontrolled environments. In addition, if a biosecurity breach or unauthorized release of genetic material were to occur within our industry, our customers and potential customers might lose trust in the security of the laboratory environments in which we produce GMOs, even if we are not directly affected. Any adverse effect resulting from such a release, by us or others, could have a material adverse effect on the public acceptance of our products and business and our financial condition. Such a release could result in enhanced regulatory activity, and we could have exposure to liability for any resulting harm.

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

Competitors and other third parties may infringe or otherwise violate our issued patents or other intellectual property. In addition, our patents may become involved in inventorship, ownership, or priority disputes. We may also become subject to claims by collaboration partners that intellectual property or biomaterials that we believe to be owned by us are actually owned by them. Any litigation concerning any of these issues would be expensive, time consuming and uncertain. There can be no assurances that we would prevail in any suit brought by us or against us by third parties, or successfully settle or otherwise resolve those claims. Significant litigation would have substantial costs, even if the eventual outcome were favorable to us, and would divert management’s attention from our business objectives.

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

The Nagoya Protocol is a supplemental agreement to the Convention on Biological Diversity (“CBD”). The Nagoya Protocol is designed to provide for equitable sharing of benefits arising from the utilization of genetic resources and traditional knowledge. Under the Nagoya Protocol, countries possessing genetic resources (“source countries”) are tasked with setting up procedures and institutional infrastructure for researchers to obtain prior informed consent, both from the source country and from any relevant indigenous or traditional communities, for biological research. Many have been slow to adopt workable institutions permitting the rational negotiation of benefit-sharing agreements. Many source countries are now asserting that the use of digital genetic sequence information is subject to the constraints of the Nagoya Protocol or similar national- or local-level benefit-sharing requirements. It is unclear whether this position will ultimately be adopted or what the implications of such adoption might be. It is unclear what a source country might assert if we used genetic sequences (i) extracted by a third party from a natural resource that was removed from its source country before that source country ratified the CBD or signed the Nagoya Protocol (ii) extracted by a third party and uploaded to public sequence databases after the source country ratified the CBD; (iii) in a heterologous host organism; or (iv) as a base for further engineering, so that the sequence we use no longer conforms to the natural sequence on which it was based.

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

Any litigation arising from any dispute relating to the intellectual property of third parties would be expensive, time-consuming, and uncertain. There can be no assurance that we would prevail in any such dispute. Parties making claims against us might be able to obtain injunctive or other relief, which could block our or our customers’ ability to develop, commercialize and sell products or use our technologies, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we were found to have willfully infringed. In the event of a successful claim against us, we or our customers might be required to pay damages and ongoing royalties, and obtain licenses from third parties, or be prohibited from selling certain products or using certain technologies. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all. In addition, we or our customers could encounter delays in product or service introductions while we attempt to develop alternative designs or redesign existing products or technologies to avoid or resolve these claims. Our loss in any lawsuit or failure to obtain a license could prevent us from using our platform and technologies. Such a loss or failure could materially affect our business and reputation. Any litigation pertaining to these issues would have substantial costs, even if the eventual outcome were favorable to us, and would divert management’s attention from our business objectives.

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

Intellectual property disputes of third parties and customers could have a material adverse effect on our business, financial condition, and results.

We rely, and expect to continue to rely on, certain capital equipment, machinery, consumables, reagents, software, services and intellectual property that we purchase or license from third parties for use in our operations, platform, products, services and offerings. We cannot be certain that our vendors, suppliers, and licensors are not infringing upon the intellectual property rights of others or that they have sufficient rights to the third-party technology used in our business in all jurisdictions in which we may operate. Disputes with any of these third parties over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license, termination of supplies or rights to use, or litigation. In the event that we cannot resolve issues of this kind, we may be required to discontinue or limit our use of the operations, platform, products, services or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition and results of operation.

Our customers may become involved in intellectual property disputes with third parties that are related or unrelated to any products or services we have supplied or rendered to them. Such disputes could result in a customer being unable to market its products, thus depriving us of license, milestone, or other revenues. Such deprivation could have a material adverse impact on our financial condition and results.

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

Risks Related to Personnel, IT and Physical Infrastructure

Loss of key personnel, including our founders and senior executives, and/or failure to attract, train and retain additional key personnel could delay our cell engineering programs, harm our platform development efforts, limit our biosecurity offerings, and harm our ability to meet our business objectives, particularly given the substantial investment required to train certain of our employees.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, operations, business development and marketing personnel, among others. In addition, the market for qualified personnel is very competitive because of (a) the limited number of people available who have the necessary technical skills and understanding of our technology and products and (b) the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified technical personnel with other life sciences and information technology companies, as well as academic institutions and research institutions in the markets in which we operate, including Boston, Massachusetts, Cambridge, Massachusetts, Emeryville, California, Utrecht, Netherlands and Basel, Switzerland. In addition, as we add international operations, we will increasingly need to recruit qualified personnel outside the United States. However, doing so may also require us to comply with laws to which we are not currently subject, which could cause us to allocate or divert capital, personnel and other resources from our organization, which could adversely affect our business, financial condition, results of operations, prospects and reputation. Establishing international operations and recruiting personnel has and may continue to be impacted by COVID-19 travel and operational restrictions. Our senior leadership team is critical to our vision, strategic direction, platform development, operations and commercial efforts. Our employees, including members of our leadership team, could leave our company with little or no prior notice and would be free to work for a competitor. We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our founders, senior leadership team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

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

Our customers may, in the future, experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

Risks Related to Financial Reporting

We rely on our customers, joint venturers, equity investees and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.

We need to receive timely, accurate, and complete information from a number of third parties in order to accurately report our financial results on a timely basis. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement. Although we have audit rights with these parties, performing such an audit could be expensive and time consuming and may not be adequate to reveal any discrepancies in a time frame consistent with our reporting requirements. As a result, we may have difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business.

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

A variety of federal, state, local and international laws and regulations govern certain aspects of our business. For example, we maintain a registration from the U.S. Drug Enforcement Administration (“DEA”) for the research of certain controlled substances and permits from the Boston Public Health Commission to conduct work with recombinant DNA. Some of our programs or products made or developed using our engineered cells and/or biomanufacturing processes are subject to regulations, including those promulgated by the FDA, DEA, EPA or USDA. Products utilized in our COVID-19 testing services are subject to regulations promulgated by the FDA, the Centers for Medicare and Medicaid Services, and certain state governments. In addition, we are subject to laws relating to, among other things, anti-bribery, insider trading, sourcing of biological materials and data privacy. The legal and regulatory requirements that apply to our business may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state, local or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations.

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

● the healthcare fraud statutes under the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), which impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

We and the third-party laboratories that we partner with are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements depending on the level of complexity for which the laboratory is certified. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for laboratory testing services. Our partner laboratories hold CLIA certifications for high complexity testing, which mandate compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements depending on the level of complexity for which the laboratory is certified. In addition, we hold a CLIA high complexity testing certification and perform certain CLIA-waived tests on behalf of our clients, which subjects us directly to certain CLIA requirements. Sanctions for failure to comply with CLIA requirements may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, as well as the imposition of significant fines or criminal penalties. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our partner laboratories’ failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the European Union General Data Protection Regulation (“GDPR”), which went into effect in May 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (the “UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period. These changes may lead to additional costs and increase our overall risk exposure.

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

We are engaged in certain research activities involving the development of microbes designed to generate cannabinoids, their precursors and other chemical intermediaries, some of which may be regulated as controlled substances in the United States. Controlled substances are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, controlled substances are regulated under the federal Controlled Substances Act of 1970 and implementing regulations of the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may generally not be marketed or sold in the United States. Schedule I substances are subject to the most stringent controls and Schedule V the least controls of the five schedules, based on their relative risk of abuse.

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

We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or -affiliated universities or other entities (for example, to obtain necessary permits, licenses, patent registrations and other regulatory approvals), which increases our risks under the FCPA and other anti-corruption laws. We also engage contractors, consultants and other third parties from time to time to conduct business development activities abroad. We may be held liable for the corrupt or other illegal activities of our employees or third parties even if we do not explicitly authorize such activities. We have increased and, in the future, expect our non-U.S. activities to increase over time, which may also increase our exposure under these laws.

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

We are subject to tax laws, regulations and policies of the U.S. federal, state and local governments. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the results of the upcoming 2022 congressional elections in the United States could result in significant changes in tax law that could adversely impact our effective tax rate. In addition, the Organisation for Economic Co-operation and Development has published proposals covering various international tax-related issues, including country-by-country reporting, permanent establishment rules, transfer pricing and tax treaties. Future tax reform resulting from these developments may result in changes that could adversely affect our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of March 31, 2022, our directors and executive officers hold in the aggregate approximately 49.5% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 69.1% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

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

Future transfers of shares of Class B common stock to persons other than Ginkgo directors and employees, or trusts or legal entities through which the right to vote the shares of Class B common stock held thereby is exercised exclusively by one or more of Ginkgo’s directors or employees (any such director, employee, trust or legal entity, an “Eligible Holder”), or the holder of shares of Class B common stock ceasing to be an Eligible Holder, will generally result in those shares converting to shares of Class A common stock on a one-to-one basis, subject to certain exceptions and unless a majority of the independent directors of our board of directors determine that such transfer or event will not result in such automatic conversion. Each share of Class B common stock is also convertible at any time at the option of the holder into one share of Class A common stock. The conversion of Class B common stock to Class A common stock over time will have the effect of increasing the relative voting power of those holders of Class B common stock who retain their shares of Class B common stock in the long term. As a result, the relative voting power of holders of Class A common stock is expected to remain limited for a significant period of time, and it is possible that one or more of the persons or entities holding Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. In addition, the conversion of Class B common stock to Class A common stock would dilute holders of Class A common stock in terms of voting power within the Class A common stock. Because holders of Class C common stock have no voting rights (except as otherwise expressly provided in the Charter or required by applicable law), the holders of Class B common stock may be able to significantly influence the outcome of matters submitted to our stockholders for approval for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.

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

As of the consummation of the Business Combination, we had a total of approximately 1,959 million shares of common stock outstanding on a fully-diluted basis, consisting of approximately 1,333 million shares of Class A common stock and approximately 626 million shares of Class B common stock. All shares issued in the merger are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates. Of these shares, approximately 631 million shares of common stock outstanding on a fully-diluted basis are subject to a one-year lock-up, which is scheduled to expire on September 16, 2022. In addition to the above, there are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to the earnout price threshold in the table below for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of March 31, 2021. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

Earnout Price Threshold		Number of Shares Earned
$12.50	(earnout condition has been met)	Approximately 51.5 million
$15.00		Approximately 51.5 million
$17.50		Approximately 51.5 million
$20.00		Approximately 51.5 million

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

Under our Charter, we are authorized to issue 4,500,000,000 shares of Class B common stock, which are entitled to ten votes per share. We currently intend to issue additional shares of Class B common stock in the future to existing and newly hired employees pursuant to our equity compensation plans. Our authorized but unissued shares of Class B common stock are available for issuance to Eligible Holders with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of the NYSE. In addition, our authorized but unissued shares of Class B common stock are available for issuance to persons other than Eligible Holders only with the approval of a majority of our directors elected by the holders of Class B common stock, voting separately as a class. If we issue additional shares of Class B common stock in the future, holders of shares of Class A common stock, which are entitled to one vote per share, will experience disproportionate voting power dilution relative to economic dilution, and the holders of Class B common stock may be able to significantly influence the outcome of matters submitted to our stockholders for approval for a longer period of time than would be the case if we issued shares of Class A common stock.

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

Under our Charter, we are authorized to issue 800,000,000 shares of Class C common stock, which have no voting rights (except as otherwise expressly provided in the Charter or required by applicable law). Outstanding Class C common stock may have the effect of extending voting power in Class B common stock, and may discourage potential acquisitions of our business and could have an adverse effect on the trading price of Class A common stock.

Under our Charter, we are authorized to issue 800,000,000 shares of Class C common stock, which have no voting rights (except as required by law). Class C common stock may be used for a variety of corporate purposes, including financings, acquisitions and investments. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of the NYSE. Because the Class C common stock carries no voting rights (except as otherwise expressly provided in the Charter or required by applicable law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock has no voting rights (except as otherwise expressly provided in the Charter or required by applicable law), the holders of Class B common stock may be able to significantly influence the outcome of matters submitted to our stockholders for approval for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, further issuances of Class C common stock would have a dilutive effect on the economic interests of Class A common stock and Class B common stock. Any such issuance could also cause the trading price of Class A common stock to decline.

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

None.

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

Ginkgo Bioworks Holdings, Inc.

Date: May 16, 2022	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2022	By:	/s/ Marie Fallon
Name: Marie Fallon
Title: Chief Accounting Officer (Principal Accounting Officer)