Form 10-Q
period 2022-06-30
Ginkgo Bioworks Holdings, Inc.
filed 2022-08-15
CIK 1830214

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 1,099,693,341 shares of Class A common stock, 397,139,476 shares of Class B common stock and 288,000,000 shares of non-voting Class C common stock outstanding.

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
•
Ginkgo’s ability to close and realize the benefits of pending merger and acquisition transactions; and
•
other factors detailed under the section entitled “Risk Factors.”

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
•
Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock granted or otherwise issued to our employees and directors in the future), which have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,377,152	$1,550,004
Accounts receivable, net	171,624	131,544
Accounts receivable - related parties	3,253	4,598
Inventory, net	8,102	3,362
Prepaid expenses and other current assets ($6,500 and $0 from related party)	38,717	33,537
Total current assets	1,598,848	1,723,045
Property and equipment, net	176,221	145,770
Investments	89,068	102,037
Equity method investments	6,914	13,194
Intangible assets, net	39,180	21,642
Goodwill	30,973	21,312
Other non-current assets	53,015	43,990
Total assets	$1,994,219	$2,070,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,459	$8,189
Deferred revenue ($13,089 and $12,502 from related parties)	45,504	33,240
Accrued expenses and other current liabilities	70,059	93,332
Total current liabilities	135,022	134,761
Non-current liabilities:
Deferred rent, net of current portion	20,214	18,746
Deferred revenue, net of current portion ($133,006 and $148,319 from related parties)	156,981	155,991
Lease financing obligation	51,545	22,283
Warrant liabilities	27,294	135,838
Other non-current liabilities	36,107	35,992
Total liabilities	427,163	503,611
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 6)	164	161
Additional paid-in capital	5,098,018	3,804,844
Accumulated deficit	(3,557,255)	(2,297,925)
Accumulated other comprehensive loss	(5,496)	(1,715)
Total Ginkgo Bioworks Holdings, Inc. stockholders’ equity	1,535,431	1,505,365
Non-controlling interest	31,625	62,014
Total stockholders’ equity	1,567,056	1,567,379
Total liabilities and stockholders’ equity	$1,994,219	$2,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foundry revenue (1)	$44,242	$21,592	$65,730	$44,096
Biosecurity revenue:
Product	3,887	355	17,834	6,130
Service	96,489	21,689	229,459	37,507
Total revenue	144,618	43,636	313,023	87,733
Costs and operating expenses:
Cost of Biosecurity product revenue	2,444	1,820	10,539	11,755
Cost of Biosecurity service revenue	61,467	15,290	138,804	29,055
Research and development	289,188	52,031	611,908	111,616
General and administrative	438,427	34,440	873,195	52,367
Total operating expenses	791,526	103,581	1,634,446	204,793
Loss from operations	(646,908)	(59,945)	(1,321,423)	(117,060)
Other (expense) income:
Interest income (expense), net	1,674	(478)	1,277	(953)
Loss on equity method investments	(10,166)	(4,346)	(31,053)	(32,970)
(Loss) gain on investments	(38,673)	2,755	(38,223)	15,377
Change in fair value of warrant liabilities	23,509	—	108,544	—
Gain on deconsolidation of subsidiary	—	—	15,900	—
Other (expense) income, net	(51)	7,119	1,586	5,774
Total other (expense) income, net	(23,707)	5,050	58,031	(12,772)
Loss before income taxes	(670,615)	(54,895)	(1,263,392)	(129,832)
Income tax benefit	(45)	(431)	(229)	(590)
Net loss	(670,570)	(54,464)	(1,263,163)	(129,242)
Net loss attributable to non-controlling interest	(1,745)	(523)	(3,833)	(1,732)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(668,825)	$(53,941)	$(1,259,330)	$(127,510)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders, basic and diluted (2)	$(0.41)	$(0.04)	$(0.78)	$(0.10)
Weighted average common shares outstanding, basic and diluted (2)	1,620,703,542	1,292,538,294	1,614,138,189	1,291,416,874
Comprehensive loss:
Net loss	$(670,570)	$(54,464)	$(1,263,163)	$(129,242)
Other comprehensive loss:
Foreign currency translation adjustment	(3,141)	—	(3,781)	—
Total other comprehensive loss	(3,141)	—	(3,781)	—
Comprehensive loss	$(673,711)	$(54,464)	$(1,266,944)	$(129,242)

(1) Includes related party revenue of $7,973 and $10,962 for the three months ended June 30, 2022 and 2021, respectively, and $21,501 and $23,622 for the six months ended June 30, 2022 and 2021, respectively.

(2) Amounts for the three and six months ended June 30, 2021 have been retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2022	1,622,054,156	$162	$4,471,418	$(2,888,430)	$(2,355)	$33,253	$1,614,048
Issuance of common stock upon exercise or vesting of equity awards	8,025,753	1	1	—	—	—	2
Issuance of common stock for business acquisitions	5,554,360	1	20,127	—	—	—	20,128
Stock-based compensation expense	—	—	606,472	—	—	117	606,589
Foreign currency translation	—	—	—	—	(3,141)	—	(3,141)
Net loss	—	—	—	(668,825)	—	(1,745)	(670,570)
Balance as of June 30, 2022	1,635,634,269	$164	$5,098,018	$(3,557,255)	$(5,496)	$31,625	$1,567,056

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	1,611,392,152	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Issuance of common stock upon exercise or vesting of equity awards	18,983,348	2	76	—	—	—	78
Tax withholdings related to net share settlement of equity awards	(295,621)	—	(981)	—	—	—	(981)
Issuance of common stock upon exercise of Public Warrants	30	—	—	—	—	—	—
Issuance of common stock for business acquisitions	5,554,360	1	20,127	—	—	—	20,128
Deconsolidation of subsidiary	—	—	—	—	—	(28,783)	(28,783)
Stock-based compensation expense	—	—	1,273,952	—	—	2,227	1,276,179
Foreign currency translation	—	—	—	—	(3,781)	—	(3,781)
Net loss	—	—	—	(1,259,330)	—	(3,833)	(1,263,163)
Balance as of June 30, 2022	1,635,634,269	$164	$5,098,018	$(3,557,255)	$(5,496)	$31,625	$1,567,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock (1)
	Shares	Amount	Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2021	1,291,413,193	$129	$929,420	$(541,447)	$—	$7,467	$395,569
Issuance of common stock upon exercise or vesting of equity awards	1,280,607	—	12	—	—	—	12
Issuance of warrants to purchase Series D convertible preferred stock	—	—	150	—	—	—	150
Issuance of Series D convertible preferred stock upon exercise of warrants	771,545	—	—	—	—	—	—
Stock-based compensation expense	—	—	14,519	—	—	—	14,519
Net loss	—	—	—	(53,941)	—	(523)	(54,464)
Balance as of June 30, 2021	1,293,465,345	$129	$944,101	$(595,388)	$—	$6,944	$355,786

	Six Months Ended June 30, 2021
	Common Stock (1)
	Shares	Amount	Additional Paid-In Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	1,288,595,876	$129	$929,125	$(467,878)	$—	$8,676	$470,052
Issuance of common stock upon exercise or vesting of equity awards	4,097,924	—	39	—	—	—	39
Issuance of warrants to purchase Series D convertible preferred stock	—	—	300	—	—	—	300
Issuance of Series D convertible preferred stock upon exercise of warrants	771,545	—	—	—	—	—	—
Stock-based compensation expense	—	—	14,637	—	—	—	14,637
Net loss	—	—	—	(127,510)	—	(1,732)	(129,242)
Balance as of June 30, 2021	1,293,465,345	$129	$944,101	$(595,388)	$—	$6,944	$355,786

(1) Balances presented were retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,263,163)	$(129,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,096	12,794
Stock-based compensation	1,259,336	14,637
Loss on equity method investments	31,053	32,970
Loss (gain) on investments	38,223	(15,377)
Non-cash customer consideration	(18,139)	—
Change in fair value of loans receivable	292	(4,384)
Change in fair value of warrant liabilities	(108,544)	—
Gain on deconsolidation of subsidiary (Note 5)	(15,900)	—
In-process research and development	1,162	—
Other non-cash activity	510	—
Changes in operating assets and liabilities:
Accounts receivable ($1,345 and $(3,590) from related parties)	(38,598)	(6,479)
Prepaid expenses and other current assets	4,973	4,854
Inventory	(4,740)	20
Other non-current assets	(419)	(55)
Accounts payable	10,650	(7,321)
Accrued expenses and other current liabilities	(12,758)	19,139
Deferred revenue, current and non-current ($(14,667) and $(9,995) from related parties)	(19,708)	(6,067)
Deferred rent, non-current	1,468	914
Other non-current liabilities	(3,989)	555
Net cash used in operating activities	(119,195)	(83,042)
Cash flows from investing activities:
Cash acquired in acquisition	1,440	—
Purchase of convertible note (related party)	(6,500)	—
Purchases of property and equipment	(13,153)	(45,969)
Purchase of marketable equity securities	(3,691)	—
Deconsolidation of subsidiary - cash	(28,772)	—
Prepayment for business acquisition	—	(1,210)
Other	28	202
Net cash used in investing activities	(50,648)	(46,977)
Cash flows from financing activities:
Proceeds from exercise of stock options	76	39
Taxes paid related to net share settlement of equity awards	(981)	—
Principal payments on capital leases and lease financing obligation	(720)	(448)
Contingent consideration payment	(521)	—
Payment of deferred offering costs	—	(2,147)
Net cash used in financing activities	(2,146)	(2,556)
Effect of foreign exchange rates on cash and cash equivalents	(104)	—
Net decrease in cash, cash equivalents and restricted cash	(172,093)	(132,575)

Cash and cash equivalents, beginning of period	1,550,004	380,801
Restricted cash, beginning of period	42,924	5,076
Cash, cash equivalents and restricted cash, beginning of period	1,592,928	385,877

Cash and cash equivalents, end of period	1,377,152	235,893
Restricted cash, end of period	43,683	17,409
Cash, cash equivalents and restricted cash, end of period	$1,420,835	$253,302

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment through capital leases	$1,012	$1,981
Purchases of property and equipment included in accounts payable and accrued expenses	$6,741	$3,477
Equity received in related parties	$8,873	$24,595
Convertible financial instruments received for Foundry services	$11,939	$—
Equity securities and warrants received for Foundry services	$3,423	$—
Lease financing obligation for build-to-suit lease	$29,482	$—
Common stock issued for business acquisition	$17,015	$—
Contingent consideration for business acquisition	$12,306	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$4,091
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the condensed consolidated financial statements. Estimates used in the preparation of these condensed consolidated financial statements include, among others, revenue recognition, stock-based compensation, the fair value of assets acquired and liabilities assumed in a business combination, the fair value of non-cash consideration received from customers, the fair value of loans receivable, the fair value of certain investments including equity method investments, the fair value of warrant liabilities, the allocation of equity method investment losses under the hypothetical liquidation at book value (“HLBV”) method, accrued expenses and income taxes. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no new or material changes to the Company’s significant accounting policies during the six months ended June 30, 2022 as compared to the significant accounting policies described in Note 2 to the Company's 2021 consolidated financial statements included in the 2021 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, under which it may take advantage of an extended transition period for complying with new or revised accounting standards until such time as those

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

standards apply to private companies. The Company has elected not to opt out of this extended transition period and, as a result, these condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 generally should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements. Prior to this update, such amounts were recognized by the acquirer at fair value on the acquisition date. The Company early adopted the requirements of ASU 2021-08 to apply the amendments prospectively to all business combinations that occurred on or after April 1, 2022.

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also introduces required disclosures for equity securities subject to contractual sale restrictions. This standard becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company is considering the impact of this pronouncement on the financial statements.

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

2. Acquisitions

On April 1, 2022, the Company acquired all of the outstanding equity interests of FGen AG (“FGen”), a company organized under the laws of Switzerland that specializes in strain development and optimization. FGen has developed an ultra-high-throughput screening platform built on nanoliter reactor technology which the Company believes will enhance its cell screening capabilities and potentially increase the likelihood of finding enzymes, pathways, and strains or cell lines that perform to diverse cell program specifications.

The Company accounted for the transaction as a business combination under ASC 805, Business Combinations. Accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of acquisition. FGen's results of operations have been included in the condensed consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the three and six months ended June 30, 2022. The FGen acquisition does not represent a material business combination and, therefore, pro forma financial information is not provided.

The consideration paid was comprised of common stock and contingent consideration as follows (in thousands):

Fair value of Class A common stock	$17,015
Contingent consideration - restricted stock	3,842
Contingent consideration - milestones	8,464
Total FGen consideration	$29,321

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company issued 5,749,957 shares of its Class A common stock on the acquisition date comprised of 4,051,107 unrestricted shares valued at $17.0 million based on the closing market price of $4.20 and 1,698,850 restricted shares classified as contingent consideration and subject to vesting conditions. The contingent consideration in the form of restricted stock was valued at $3.8 million as of the acquisition date based on management’s estimate of the number of shares expected to vest and the closing market price of $4.20. The restricted shares were issued in three tranches with separate vesting conditions. Tranches 1 and 2 vest based on the price difference between the 15-day volume weighted average price (“VWAP”) of Ginkgo’s Class A common stock calculated on the date immediately prior to closing and the 15-day VWAP calculated on the date immediately prior to Ginkgo’s filing of the registration statement to register the unrestricted shares. The contingency was resolved on April 4, 2022 when the Company filed its Form S-1 registration statement and a total of 461,200 shares vested and 584,246 shares were forfeited related to tranches 1 and 2. The remaining 653,404 tranche 3 restricted shares will vest on the 24-month anniversary of the closing, provided, however, that the number of shares that vest will be reduced by any post-closing purchase price adjustments and indemnity claims. The estimated fair value of tranche 1 and 2 shares was $1.9 million as of the registration statement date, which was reclassified from a liability into stockholders’ equity upon the determination of the number of shares that vested. The Company recorded a $0.8 million loss on the change in fair value of the contingent consideration, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company is also required to make milestone payments up to a maximum of $25.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs over a 36-month period. The milestones are payable in cash or Class A common stock at the election of the Company. The fair value of the contingent consideration on the acquisition date was determined using a scenario-based method. The significant assumptions used include the expected time of achievement and probability of success related to each milestone and a discount rate.

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value estimates for the purchase price allocation are considered preliminary and subject to adjustment during the measurement period, not to exceed one year after the date of acquisition. The intangible assets acquired consist of FGen's developed technology which was measured at fair value using the multi-period excess earnings method under the income approach. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows attributable only to the intangible asset after deducting charges representing the contribution of other assets to those cash flows. The significant assumptions used include the estimated annual net cash flows (including revenue growth rates, EBITDA and EBIT margins, applicable tax rate, and contributory asset charges), a discount rate, and the tax amortization benefit. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects the value of future programs expected to arise after the acquisition. The Company incurred $1.7 million of acquisition-related costs which were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$1,430
Accounts receivable	144
Other non-current assets	10
Property and equipment	146
Intangible assets (1)	21,100
Goodwill (2)	11,001
Accounts payable and accrued expenses	(29)
Deferred revenue	(104)
Deferred tax liability	(4,377)
Net assets acquired	$29,321

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

In June 2022, the Company acquired substantially all of the assets of Bitome, Inc. (“Bitome”), a privately-held company with an integrated metabolite monitoring platform that is expected to support accelerated product development timelines across Ginkgo's portfolio of cell programs. The Company accounted for the transaction as an asset acquisition as substantially all of the value received

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

was concentrated in the intellectual property acquired. The consideration for the transaction was structured as (i) a repayment of Bitome’s outstanding convertible debt pursuant to the issuance of 388,649 shares of Class A common stock (valued at approximately $1.2 million as of the acquisition date), (ii) a repayment of a portion of Bitome’s outstanding convertible debt in cash in the amount of $0.1 million and (iii) assumption of certain of Bitome’s liabilities and wind-down expenses up to a maximum cap of $0.4 million. The total purchase consideration was expensed as in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of June 30, 2022
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,335,351	$1,335,351	$—	$—
Synlogic, Inc. warrants (1)	Investments	2,930	—	2,930	—
Marketable equity securities (2)	Investments	23,515	18,012	5,503	—
Loans receivable	Prepaid expenses and other current assets	11,267	—	—	11,267
Total assets		$1,373,063	$1,353,363	$8,433	$11,267
Liabilities:
Public Warrants	Warrant liabilities	$18,285	$18,285	$—	$—
Private Placement Warrants	Warrant liabilities	9,009	—	—	9,009
Contingent consideration	Accrued Expenses and Other Current Liabilities	5,051	—	—	5,051
Contingent consideration	Other non-current liabilities	13,378	—	—	13,378
Total liabilities		$45,723	$18,285	$—	$27,438

		As of December 31, 2021
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,482,063	$1,482,063	$—	$—
Synlogic, Inc. warrants (1)	Investments	6,166	—	6,166	—
Marketable equity securities (2)	Investments	25,676	15,345	10,331	—
Loans receivable	Prepaid expenses and other current assets	11,559	—	—	11,559
Total assets		$1,525,464	$1,497,408	$16,497	$11,559
Liabilities:
Public Warrants	Warrant liabilities	$77,280	$77,280	$—	$—
Private Placement Warrants	Warrant liabilities	58,558	—	—	58,558
Contingent consideration	Other non-current liabilities	8,467	—	—	8,467
Total liabilities		$144,305	$77,280	$—	$67,025

(1) The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.

(2) Marketable equity securities classified as Level 2 reflect a discount for lack of marketability due to regulatory sales restrictions, which lapsed on a portion of the shares held during the six months ended June 30, 2022 and were reclassified as Level 1.

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2022 and 2021.

Loans Receivable

Loans receivable measured at fair value on a recurring basis consists of a revolving promissory note with Glycosyn, LLC (“Glycosyn”, and such promissory note, the “Glycosyn Promissory Note”) and a series of convertible notes with Access Bio, Inc. (“Access Bio Convertible Notes”). The fair value of the Glycosyn Promissory Note and Access Bio Convertible Notes were determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

hierarchy. Significant changes in these unobservable inputs in isolation could have resulted in a significantly lower or higher fair value measurement. Changes in fair value of loans receivable are recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the Glycosyn Promissory Note using a probability-weighted discounted cash flow model under a dissolution scenario with partial recovery and no recovery. The significant assumptions used in valuing the Glycosyn Promissory Note as of June 30, 2022 and December 31, 2021 were scenario probabilities of 50%, a recovery rate on first lien debt of 63% and a discount rate of 15%. As of June 30, 2022 and December 31, 2021, the Glycosyn Promissory Note had an unpaid principal balance of $5.4 million and a fair value of $1.8 million.

The Company estimated the fair value of the Access Bio Convertible Notes using a binomial lattice model. Key assumptions used as of June 30, 2022 included 72.2% equity volatility, 0.38 years to maturity, 2.1% risk-free rate, 33.9% risk-adjusted rate and 0% dividend yield. Key assumptions used as of December 31, 2021 included 85.5% equity volatility, 0.88 years to maturity, 0.3% risk-free rate, 30.9% risk-adjusted rate and 0% dividend yield. As of June 30, 2022 and December 31, 2021, the Access Bio Convertible Notes had an unpaid principal balance of $10.0 million. The Access Bio Convertible Notes had a fair value of $9.5 million as of June 30, 2022 and $9.8 million as of December 31, 2021.

The following table provides a reconciliation of loans receivable measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$11,559	$15,566
Proceeds from loans receivable	—	(202)
Change in fair value	(292)	4,384
Balance at June 30	$11,267	$19,748

Warrant Liabilities

Upon the closing of the Business Combination, the Company assumed 34,499,925 publicly-traded warrants (“Public Warrants”) and 17,325,000 private placement warrants (the "Private Placement Warrants") previously issued in connection with SRNG’s initial public offering. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the New York Stock Exchange. The fair value of the Private Placement Warrants has been estimated utilizing Level 3 inputs, including expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Material increases (or decreases) in any of those inputs may result in a significantly higher (or lower) fair value measurement. The Company estimates the volatility of its Private Placement Warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement date:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$2.38	$8.31
Volatility	71.7%	58.7%
Term (in years)	4.21	4.71
Risk-free interest rate	2.97%	1.25%

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs (in thousands):

2022
Balance at January 1	$58,558
Change in fair value	(49,549)
Balance at June 30	$9,009

Contingent Consideration

In connection with the acquisition of FGen (Note 2), the Company is required to make contingent earnout payments up to a maximum of $25.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs. The Company also issued restricted stock that is subject to vesting conditions and is classified as contingent consideration. A portion of the restricted shares vested during the three months ended June 30, 2022 and $1.9 million of the liability was settled as discussed in Note 2.

In connection with the acquisition of Dutch DNA Biotech B.V. (“Dutch DNA”) on July 1, 2021, the Company is required to make contingent earnout payments up to a maximum of $20.0 million payable to the seller upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the Company and Dutch DNA prior to the close of the acquisition. In the second quarter of 2022, the Company made a payment of $0.7 million upon the achievement of a technical development milestone and recorded a corresponding $0.7 million decrease in the fair value of the contingent consideration liability.

The fair value of contingent consideration related to restricted stock was estimated using the quoted price of Ginkgo's Class A common stock, an estimate of the number of shares expected to vest, probability of vesting, and a discount rate, which represent Level 3 inputs. The fair value of contingent consideration related to earnout payments was estimated using unobservable (Level 3) inputs as illustrated in the table below. Material increases or decreases in these inputs could result in a higher or lower fair value measurement. Changes in the fair value of contingent consideration are recorded through operating expenses in the condensed consolidated statements of operations and comprehensive loss. The recurring Level 3 fair value measurements of contingent consideration liabilities included the following significant unobservable inputs as of the periods presented:

			June 30, 2022	December 31, 2021
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	2% - 95%	10% - 80%
		Discount rate	14.36% - 15.40%	10.7% - 11.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2022 - 2028	2022 - 2037
		Discount rate	12%	9%

The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs (in thousands):

2022
Balance at January 1	$8,467
Additions	12,306
Change in fair value	300
Settlements and payments	(2,644)
Balance at June 30	$18,429

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the three months ended June 30, 2022, the Company recorded a $10.1 million impairment

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

charge, included as a component of (loss) gain on investments in the condensed consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's investment in Genomatica preferred stock. The fair value estimates used to determine the impairment charge were determined using enterprise value analyses which include an equal weighing between discounted cash flow analyses and guideline public company and involve significant unobservable (Level 3) inputs. The significant unobservable inputs include the estimated annual net cash flows (including revenue and expense growth rates and capitalization rates), the weighted-average cost of capital used to discount the future cash flows, and the selection of guideline public company multiples for revenue and EBITDA. Material increases or decreases in these inputs could result in a higher or lower fair value measurement.

4. Investments and Equity Method Investments

The Company partners with other investors to form business ventures, including Joyn Bio, LLC (“Joyn”), Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb”), subsequent to the deconsolidation of Verb as discussed in Note 5, and BiomEdit, LLC ("BiomEdit") (collectively "Platform Ventures"). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Structured Partnerships”) with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.

The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly-traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2021, the Company's investment in Synlogic common stock was classified as an equity method investment based on the Company’s ownership interest in Synlogic and accounted for under the fair value option. Due to a decrease in the level of ownership interest during the third quarter of 2021, the investment was reclassified from equity method investments to investments on the condensed consolidated balance sheet, and from loss on equity method investments to (loss) gain on investments on the condensed consolidated statements of operations and comprehensive loss for all periods presented. However, the Company continues to account for its investments in Synlogic at fair value.

The Company’s non-marketable equity securities consist of preferred stock of Genomatica and other privately-held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. During the three months ended June 30, 2022, the Company recorded a $10.1 million impairment charge, included as a component of (loss) gain on investments in the condensed consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's investment in Genomatica preferred stock. There were no impairments recorded during the three or six months ended June 30, 2021 and no adjustment from observable price changes has been recognized during any of the periods presented.

Investments and equity method investments consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Investments:
Genomatica, Inc. preferred stock	$44,885	$55,000
Synlogic, Inc. common stock	7,292	15,345
Synlogic, Inc. warrants	2,930	6,166
Marketable equity securities	16,223	10,331
Non-marketable equity securities	17,738	15,195
Total	$89,068	$102,037
Equity method investments (1):
Joyn Bio, LLC	$1,283	$11,694
BiomEdit, LLC	4,321	—
Other	1,310	1,500
Total	$6,914	$13,194

(1) Equity method investments in Platform Ventures with a carrying value of zero as of June 30, 2022 and December 31, 2021 were excluded from the table.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Losses) gains on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) gain on investments:
Synlogic, Inc. common stock	$(7,926)	$1,965	$(8,053)	$10,969
Synlogic, Inc. warrants	(3,185)	790	(3,236)	4,408
Genomatica	(10,115)	—	(10,115)	—
Marketable equity securities	(17,447)	—	(16,819)	—
Total	$(38,673)	$2,755	$(38,223)	$15,377
Loss on equity method investments:
Joyn Bio, LLC	$(5,424)	$(4,346)	$(10,411)	$(8,375)
Allonnia, LLC	—	—	—	(12,698)
Arcaea, LLC	—	—	—	(11,897)
Verb Biotics, LLC	—	—	(15,900)	—
BiomEdit, LLC	(4,552)	—	(4,552)	—
Other	(190)	—	(190)	—
Total	$(10,166)	$(4,346)	$(31,053)	$(32,970)

5. Variable Interest Entities

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

As of June 30, 2022, there has been no change in the consolidation status of Cooksonia and Ayana. During the first quarter of 2022, Verb hired a new chief executive officer who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to Verb's Joint Steering Committee and board of directors. As a result, the Company concluded it no longer had substantive control of the board of directors or the Joint Steering Committee. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb as it no longer controlled the most significant activities of the entity. As a result of this change in the primary beneficiary determination, the Company deconsolidated the entity in the first quarter of 2022 and recorded a gain on deconsolidation of $15.9 million in the condensed consolidated statements of operations and comprehensive loss equal to the fair value of the retained interest as of the deconsolidation date. The fair value of the retained interest was determined using the option

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing given the proximity of the deconsolidation event to the financing.

Subsequent to the deconsolidation, Verb and Ginkgo jointly agree on TDPs, through equal representation on the Joint Steering Committee, under which the Company will perform agreed-upon research and development services in return for consideration on a cost-plus basis for all services provided. Ginkgo has agreed to provide Verb with licenses to certain of its intellectual property for use in the development, production and commercialization of Verb's products under the TDPs. The Company's common unit investment in Verb is accounted for as an equity method investment, and accordingly, Verb is a related party of Ginkgo. The initial carrying value of the equity method investment in Verb was equal to the fair value of the retained interest of $15.9 million as of the deconsolidation date. The Series A preferred units issued by Verb receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $15.9 million loss on its equity method investment in Verb in the first quarter of 2022 due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. This loss reduced the carrying value of the equity method investment in Verb to zero. There is no commitment for the Company to provide further financial support to Verb, and therefore the carrying value of the equity method investment will not be reduced below zero.

The following table presents the carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheet (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$26,950	$58,025
Prepaid expenses and other current assets	6,642	737
Equity method investments	1,283	11,694
Property and equipment, net	130	—
Other non-current assets	3	—
Total assets	$35,008	$70,456

Accounts payable	$62	$188
Accrued expenses and other current liabilities	85	440
Total liabilities	$147	$628

Unconsolidated Variable Interest Entities

With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea, Verb (subsequent to the deconsolidation) and BiomEdit (collectively "Unconsolidated VIEs"), the Company has concluded these entities represent VIEs. However, although the Company may have board representation and is involved in the ongoing development activities of the entities via its participation on joint steering committees, the Company has concluded that it is not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) it does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to the taking of certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the joint steering committee of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all votes must pass by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.

With respect to Cooksonia’s investment in Joyn, as Cooksonia does not control Joyn’s board of directors, it does not have the power to control the decisions related to the development activities of Joyn, which are its most significant activities. Accordingly, the Company has concluded that Cooksonia is not the primary beneficiary of Joyn. The Company has provided financial support to Joyn in the amount of $6.5 million during the three months ended June 30, 2022 in the form of convertible promissory notes (see Note 14), which was deemed necessary to fund Joyn's operations. The Company has a remaining funding commitment of $3.5 million to Joyn as of June 30, 2022 under the convertible note agreement. The Company’s financial exposure to Joyn consists of the carrying value of its

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

equity method investment in Joyn, the unpaid principal balance plus accrued interest of the convertible notes and future financial commitments of $3.5 million.

Additionally, the Company holds equity interests in certain privately-held entities that are not consolidated as the Company is not the primary beneficiary. As of June 30, 2022 and December 31, 2021, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investment in such entities.

Refer to Notes 4 and 12 for additional details on the Company’s investments and equity method investments.

6. Supplemental Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$1,377,152	$235,893
Restricted cash included in prepaid expenses and other current assets (1)	4,239	—
Restricted cash included in other non-current assets (1)	39,444	17,409
Total cash, cash equivalents and restricted cash	$1,420,835	$253,302

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Finished goods	$7,524	$3,264
Raw materials	863	64
Work in process	—	50
Less: inventory reserve	(285)	(16)
Inventory, net	$8,102	$3,362

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Facilities	$12,762	$12,762
Furniture and fixtures	4,661	4,617
Lab equipment	122,209	113,963
Computer equipment and software	12,279	10,129
Leasehold improvements	55,705	55,033
Construction in progress	46,780	10,278
Vehicles	37	40
Total property and equipment	254,433	206,822
Less: Accumulated depreciation	(78,212)	(61,052)
Property and equipment, net	$176,221	$145,770

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of June 30, 2022:
Class A	10,500,000,000	1,095,736,657	1,000,569,264
Class B	4,500,000,000	396,077,560	347,065,005
Class C	800,000,000	288,000,000	288,000,000
	15,800,000,000	1,779,814,217	1,635,634,269
Common stock as of December 31, 2021:
Class A	10,500,000,000	1,326,146,808	1,273,976,963
Class B	4,500,000,000	364,844,007	337,415,189
Class C	800,000,000	—	—
	15,800,000,000	1,690,990,815	1,611,392,152

During the six months ended June 30, 2022, the Company issued 288,000,000 shares of Class C common stock to a stockholder in exchange for the same number of shares of Class A common stock pursuant to the stockholder exchange agreement.

During the three months ended June 30, 2022, the Company issued 5,554,360 shares of Class A common stock for acquisitions (see Note 2).

Refer to Note 9, Stock-Based Compensation, for shares of common stock issued in relation to the Company’s equity incentive plans.

7. Goodwill and Intangible Assets, net

All goodwill is allocated to the Foundry reporting unit and segment identified in Note 11. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2021	$21,312
Goodwill acquired in FGen acquisition	11,001
Impact of foreign currency translation	(1,389)
Measurement period adjustment (1)	49
Balance as of June 30, 2022	$30,973

(1) Reflects the final determination of net-working capital adjustments as of the acquisition date related to the Dutch DNA acquisition.

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net
Balances as of June 30, 2022
Acquired technology	13.9	$43,806	$(4,626)	$39,180
Balances as of December 31, 2021
Acquired technology	13.3	$25,038	$(3,396)	$21,642

(1) Gross carrying amount and accumulated amortization include the impact of cumulative foreign currency translation adjustments.

Amortization expense was $0.8 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Future amortization expense will be approximately $1.7 million for the remainder of 2022 and $3.4 million for each of the years ending December 31, 2023 to 2026.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Commitments and Contingencies

Lease Obligations

In June 2022, the Company entered into an amendment to its corporate headquarters lease at 27 Drydock in Boston, Massachusetts, expanding the leased premises by approximately 18,170 square feet. The lease commencement date for the expansion premises is expected to be April 2023 and will expire in January 2036 co-terminus with the existing lease. Total base rent payments over the life of the lease are estimated to increase by approximately $23.1 million as a result of the amendment. The amendment contains periods of free rent, annual rent increases and aggregate tenant improvement allowances of up to $2.2 million.

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

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$216,838	$22	$477,846	$40
General and administrative	389,677	14,497	781,490	14,597
Total	$606,515	$14,519	$1,259,336	$14,637

The Company currently grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”). As of June 30, 2022, there were 206,218,238 shares available for future issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding as of December 31, 2021	22,454,663	$0.05
Granted	651,096	$2.82
Exercised	(3,872,794)	$0.02
Outstanding as of June 30, 2022	19,232,965	$0.15	2.09	$43,731
Exercisable as of June 30, 2022	18,530,087	$0.03	1.80	$43,731

(1) The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $9.1 million and $20.3 million, respectively. During the six months ended June 30, 2022, the Company granted options with an aggregate fair value of $1.2 million. No stock options were granted during the six months ended June 30, 2021. The weighted-average fair value of options granted during the six months ended June 30, 2022 was $1.84 per share and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

Risk -free interest rate	3.25%
Expected dividend yield	0%
Expected volatility	75%
Expected term	5.5 years

As of June 30, 2022, there was $1.4 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 1.3 years.

Restricted Stock and Restricted Stock Units

In addition to a service-based vesting condition, the restricted stock units (“RSUs”) granted under the 2014 Stock Incentive Plan (the “2014 Plan”) were subject to a performance-based vesting condition that was met through a liquidity event in the form of either a change of control or an initial public offering (“the performance condition”). Prior to the Business Combination, no stock-based compensation expense had been recognized related to RSUs granted under the 2014 Plan as the performance condition was not probable of being met and the Business Combination did not meet the definition of a liquidity event as defined in the 2014 Plan. As a result of the Business Combination, in the fourth quarter of 2021, the board of directors modified the vesting terms of RSUs to allow all RSUs granted under the 2014 Plan to vest in full with respect to the performance condition on or before March 15, 2022 (the original service-based vesting condition is still applicable). As a result of these modifications, the performance condition for all RSUs granted under the 2014 Plan became probable of being met in the fourth quarter of 2021 and the awards were remeasured using the price of $13.59 per share as of the modification date. Subsequent to the modification, compensation expense for RSUs is recognized using an accelerated attribution method over the requisite service period for each employee award. The Company recognized $533.2 million and $1,115.0 million of compensation expense related to the modified RSUs in the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2022, the Company cash settled approximately 3.2 million RSUs granted to non-employee directors for a total cash payment of $9.8 million.

A summary of the RSU and restricted stock award (“RSA”) activity for the six months ended June 30, 2022 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	168,321,952	$13.58	182,622	$1.99
Granted	64,269,271	$3.79
Vested	(15,560,621)	$12.81	(89,264)	$1.99
Forfeited	(2,759,099)	$9.21
Nonvested as of June 30, 2022	214,271,503	$10.75	93,358	$1.99

(1) The weighted average grant date fair value of awards granted prior to the modification date reflect the modification-date fair value and not the original grant date fair value.

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $3.79 and $6.92, respectively. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2021 is no longer relevant for expense recognition due to the modification in the fourth quarter of 2021. No RSAs were granted during the six months ended June 30, 2022 and 2021.

The aggregate fair value of the RSUs that vested during the six months ended June 30, 2022 was $199.3 million. No RSUs vested during the six months ended June 30, 2021 as the performance condition was not probable of being met. The aggregate fair value of the RSAs that vested during the six months ended June 30, 2022 and 2021 was $0.2 million.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2022, there was $1,008.4 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 2.1 years and $0.2 million of unrecognized compensation expense related to RSAs to be recognized over a weighted-average period of 0.5 years.

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

The earnout shares related to Old Ginkgo RSUs (“Earnout RSUs”) were subject to the same performance condition as the underlying RSUs. As a result of the modification of the RSUs described above, the performance condition became probable of being met in the fourth quarter of 2021 and compensation expense for Earnout RSUs began to be recognized in the same manner as the modified RSUs based on the modification-date fair value of the Earnouts RSUs. The Company recognized $60.8 million and $129.1 million of compensation expense related to the modified Earnout RSUs in the three and six months ended June 30, 2022, respectively.

A summary of activity during the six months ended June 30, 2022 for the Earnout RSUs and the earnout shares underlying Old Ginkgo RSAs (“Earnout RSAs”) is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	27,863,125	$12.87
Vested	(433,160)	$13.33
Forfeited	(169,894)	$12.92
Nonvested as of June 30, 2022	27,260,071	$12.86

The aggregate fair value of the Earnout RSUs and Earnout RSAs that vested during the six months ended June 30, 2022 was $5.8 million.

As of June 30, 2022, there was $89.0 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 1.3 years.

10. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of Foundry revenues by industry based on total Foundry revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumer and technology	61%	24%	52%	19%
Pharma and biotech	15%	14%	16%	13%
Food and nutrition	9%	22%	9%	25%
Industrial and environment	8%	19%	16%	22%
Agriculture	4%	8%	4%	10%
Government and defense	3%	13%	3%	11%
Total Foundry revenue	100%	100%	100%	100%

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s revenue is derived from customers located primarily in the United States. For the three months ended June 30, 2022 and 2021, the Company's revenue from customers within the United States comprised 82% and 89%, respectively, of total revenue. For the six months ended June 30, 2022 and 2021, the Company’s revenue from customers within the United States comprised 91% and 90%, respectively, of total revenue.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of June 30, 2022 and December 31, 2021.

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

During the six months ended June 30, 2022, the Company recognized $25.2 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021. During the six months ended June 30, 2021, the Company recognized $18.5 million of revenue that was included in the contract liabilities balance of $128.5 million as of December 31, 2020.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2022 and December 31, 2021 was $53.8 million and $21.1 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice and for contracts with a term of one year or less. As of June 30, 2022, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2022 to 2026.
11. Segment Information

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Foundry	$44,242	$21,592	$65,730	$44,096
Biosecurity	100,376	22,044	247,293	43,637
Total revenue	144,618	43,636	313,023	87,733
Segment cost of revenue:
Biosecurity	63,911	17,110	149,343	40,810
Segment research and development expense:
Foundry	62,779	40,828	110,068	71,722
Biosecurity	443	4,374	960	27,777
Total segment research and development expense	63,222	45,202	111,028	99,499
Segment general and administrative expense:
Foundry	36,601	14,722	63,294	27,877
Biosecurity	12,409	5,084	25,644	9,619
Total segment general and administrative expense	49,010	19,806	88,938	37,496
Segment operating income (loss):
Foundry	(55,138)	(33,958)	(107,632)	(55,503)
Biosecurity	23,613	(4,524)	71,346	(34,569)
Total segment operating income (loss)	(31,525)	(38,482)	(36,286)	(90,072)
Operating expenses not allocated to segments:
Stock-based compensation (1)	607,270	14,519	1,266,305	14,637
Depreciation and amortization	9,326	6,944	18,532	12,351
Change in fair value of contingent consideration liability	(1,213)	—	300	—
Loss from operations	$(646,908)	$(59,945)	$(1,321,423)	$(117,060)

(1) Includes $0.8 million and $7.0 million in employer payroll taxes for the three and six months ended June 30, 2022, respectively. Employer payroll taxes for the three and six months ended June 30, 2021 were not material.

12. Significant Collaboration Transactions

The Company has entered into several collaboration, license and similar arrangements under which it provides research and development services to its Platform Ventures and Structured Partnerships. Other than as described below and in Note 5 related to the deconsolidation of Verb, during the three and six months ended June 30, 2022 and 2021, there were no material changes to the Company’s arrangements with its Platform Ventures and Structured Partnerships. For a description of these arrangements and the related accounting conclusions, refer to Note 20 to the audited consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K. Refer to Notes 4 and 5 for additional details on the Company’s investments and Note 14 for a summary of transactions with related parties.

BiomEdit, LLC

In April 2022, the Company, along with one of its investors and third-party investors, including Elanco Animal Health Inc. (“Elanco”), launched BiomEdit, LLC (“BiomEdit”), a microbiome innovation company that intends to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the field of animal health. Concurrently with the launch, the Company entered into (i) an Intellectual Property Contribution Agreement (“BiomEdit IP Agreement”) that granted BiomEdit a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“BiomEdit TDA”)

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

that establishes the terms under which the Company will provide technical research and development services, and (iii) a Common Unit Issuance Agreement (“BiomEdit CUIA”) which compensates the Company for its intellectual property contribution. Contemporaneous with these agreements, BiomEdit entered into a Series A Preferred Unit Purchase Agreement under which it sold 6,662,500 Series A preferred units to one of the Company’s investors and a third-party investor, for aggregate proceeds of approximately $32.5 million. BiomEdit also agreed to issue an additional 1,537,500 Series A preferred units to one or more purchasers reasonably acceptable to the existing holders of Series A preferred units provided that such subsequent sale occurs on or prior to December 31, 2022.

Under the BiomEdit IP Agreement, the Company licensed certain intellectual property to BiomEdit for use in the development or production of BiomEdit’s products that the parties will subsequently agree to research and develop under technical development plans (“TDP”). The license rights provide BiomEdit with the ability to commercialize the specified products from the corresponding TDP under the BiomEdit TDA. In return for the license to the intellectual property, BiomEdit issued the Company 3,900,000 common units upon execution of the BiomEdit CUIA. In the event BiomEdit does not sell all of the additional Series A preferred units available for sale prior to December 31, 2022, up to 731,250 common units held by Ginkgo will be forfeited. Under the BiomEdit TDA, the parties jointly agree on TDPs, through equal representation on a joint steering committee, under which the Company will perform agreed-upon research and development services in return for consideration on a fixed fee or cost-plus basis for all services provided.

Accounting Analysis

The common unit investment in BiomEdit is considered an equity method investment as a result of the Company’s ability to exercise significant influence over BiomEdit’s financial and operating policies through its ownership of common units. The initial carrying value of the equity method investment in BiomEdit is the fair value of the nonforfeitable common units of $8.9 million received in exchange for the BiomEdit IP Agreement which, as discussed below, was recorded as other non-current liability at inception. The Company determined that the 731,250 common units held by Ginkgo subject to forfeiture are considered variable consideration that is fully constrained at contract inception until the contingencies related to the issuance of the additional shares are resolved. The fair value of BiomEdit’s common units was determined at inception of the agreements using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which was contemporaneous with the BiomEdit IP Agreement.

The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $4.6 million loss on its equity method investment in BiomEdit during the three months ended June 30, 2022. As of June 30, 2022, the carrying value of the equity method investment in BiomEdit is $4.3 million.

The relationship with BiomEdit is a vendor-customer relationship and is within the scope of ASC 606, as the provision of services and corresponding license rights are considered a part of the Company’s ordinary activities. The common units issued to the Company represent non-cash consideration. While the BiomEdit TDA has been executed by the parties and provides the payment terms for future services, the BiomEdit TDA does not provide for any transfer of goods or services between the parties. However, the Company will provide licenses and services upon execution of the contemplated TDPs. Accordingly, the Company concluded that the BiomEdit TDA, in combination with the BiomEdit CUIA, met the definition of a contract under ASC 606. Each TDP executed under the BiomEdit TDA will be accounted for in accordance with ASC 606. As of June 30, 2022, the Company had not executed any TDPs with BiomEdit. Therefore, the fair value of the fixed non-cash consideration of $8.9 million is recorded in other non-current liabilities on the condensed consolidated balance sheet.

The Company’s performance obligations under the BiomEdit TDA consist of four material rights to future technical research and development services and commercial licenses under individual TDPs that the Company expects to execute. The material rights represent an advance payment for the license rights, which will be granted upon the execution of future TDPs. As there is no additional payment for these license rights when future TDPs are executed, the Company has determined that there is a material right associated with each of the contemplated TDPs under the BiomEdit TDA. The Company has allocated approximately $2.2 million of the upfront non-cash consideration to each of the four material rights based on the estimated standalone selling price of the performance obligations.

Upon the execution of a TDP underlying a material right, the Company is obligated to provide technical research and development services under the TDP and a license to applicable patents and other intellectual property designed and developed under the TDP. The technical research and development services and license provided under a TDP are highly interdependent and interrelated with one

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

another. Without the Company’s knowledge, expertise, and platform, there would not be a licensable strain or other commercializable product to transfer to BiomEdit. Further, BiomEdit has rights to intellectual property created as part of each TDP, irrespective of the result of the development. Therefore, each executed TDP underlying a material right consists of one combined performance obligation for the technical research and development services and license to be provided by the Company.

For each TDP underlying a material right, the transaction price consists of (i) either a fixed fee or, if a cost-plus arrangement, variable consideration for the most likely amount of estimated consideration to be received and (ii) non-cash consideration allocated to the material rights. As the services performed by the Company under a TDP create or enhance an asset that BiomEdit controls as the asset is created or enhanced, the Company satisfies the performance obligation and recognizes revenue over time. The Company uses an input method that compares total costs incurred relative to total estimated cost to complete to estimate progress under the contract. Any revisions to the estimated total budgeted costs to complete, and the resulting impact to revenue recognition, are reflected in the period of the change through a cumulative catch-up adjustment.

Arcaea, LLC (FKA Kalo Ingredients, LLC)

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2022 and December 31, 2021, the Company had a deferred revenue balance of $43.8 million and $47.4 million, respectively, with Arcaea. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $2.4 million and $1.2 million, respectively, from services provided to Arcaea. During the six months ended June 30, 2022 and 2021 the Company recognized revenue of $6.3 million and $1.2 million from services provided to Arcaea.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Series A Preferred Units issued by Allonnia receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a loss on equity method investment of $24.5 million in 2019 and $12.7 million in the first quarter of 2021 as a result of the application of the HLBV method. The loss allocated to the Company primarily relates to Allonnia’s accounting for the non-cash consideration related to the Allonnia IP Agreement as in-process research and development, which resulted in the full value of the Company’s intellectual property contribution being expensed in the year that the shares were issued. As of June 30, 2022 and December 31, 2021, the carrying value of the equity method investment in Allonnia is zero. There is no commitment for the Company to provide further financial support to Allonnia and therefore the carrying value of the equity method investment will not be reduced below zero.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2022 and December 31, 2021, the Company had a deferred revenue balance of $35.9 million and $38.0 million, respectively, with Allonnia. During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $0.4 million and $1.1 million, respectively, from services provided to Allonnia. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $3.7 million and $3.4 million, respectively, from services provided to Allonnia.

13. Net Loss per Share

As a result of the Business Combination, the Company has retroactively restated the weighted average shares outstanding for the three and six months ended June 30, 2021 to give effect to the Exchange Ratio.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2022	2021
Warrants to purchase Class A common stock	51,824,895	657,138
Outstanding stock options	21,453,295	29,375,092
Unvested RSUs	214,271,503	151,855,752
Unvested RSAs	93,358	300,912
Earnout shares (1)	160,520,784	—
	448,163,835	182,188,894

(1) Represents earnout shares for which the service-based vesting conditions and/or market conditions have not been met.

14. Related Parties

The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accounts receivable:
Joyn	$2	$5
Motif	235	3,020
Allonnia	499	849
Arcaea	2,050	724
Verb	467	—
	$3,253	$4,598
Deferred revenue, current and non-current:
Joyn	$2,478	$4,608
Motif	51,933	52,171
Genomatica	11,349	17,111
Allonnia	35,876	38,016
Arcaea	43,831	47,356
Other equity investees	628	1,559
	$146,095	$160,821

Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foundry revenue:
Joyn	$947	$1,154	$2,129	$2,752
Motif	507	4,612	1,852	10,104
Genomatica	2,405	2,903	5,763	6,201
Allonnia	439	1,098	3,660	3,364
Arcaea	2,363	1,191	6,287	1,191
Verb	639	—	938	—
Other equity investees	673	4	872	10
	$7,973	$10,962	$21,501	$23,622

In April 2022, the Company provided convertible note financing to its equity method investee, Joyn, in the principal amount of $3.0 million for general working capital purposes. In June 2022, the Company agreed to invest up to an additional $7.0 million in Joyn pursuant to one or more additional notes on substantially the same terms as the April note. As of June 30, 2022, the Company has funded $3.5 million of its $7.0 million commitment to Joyn. Each convertible promissory note is unsecured, matures on March 31, 2023 and bears interest at 4.5% per annum. The notes are automatically convertible into equity at a 20% discount upon a qualifying equity financing. Additionally, the Company can elect to convert the notes into equity at a 20% discount upon a non-qualifying equity financing, at maturity, or elect to be repaid in cash upon a change in control or initial public offering. The Company evaluated the notes’ conversion and redemption features for embedded derivatives and determined that there is no embedded derivative to record. The Company also determined that the convertible notes are not in-substance common stock and therefore are not considered an additional investment in the equity method investee. The convertible notes are accounted for as notes receivable, measured at amortized cost and evaluated for impairment at each reporting date. The carrying value of the notes receivable was $6.5 million as of June 30, 2022 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Refer to Notes 4 and 12 for additional details on the Company’s investments and equity method investments held in its related parties.

15. Subsequent Events

Agreement and Plan of Merger

On July 24, 2022, Ginkgo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zymergen Inc., a Delaware public benefit corporation (“Zymergen”), and Pepper Merger Subsidiary Inc., a Delaware corporation and an indirect wholly owned

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

subsidiary of Ginkgo (“Merger Sub”), providing for the merger of Merger Sub with and into Zymergen (the “Merger”), with Zymergen surviving the Merger as wholly owned subsidiary of Ginkgo.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Zymergen that is issued and outstanding as of immediately prior to the Effective Time (other than certain excluded shares specified in the Merger Agreement) will be automatically cancelled, extinguished and converted into the right to receive 0.9179 of a share of Ginkgo's Class A common stock (the “Merger Consideration”), and cash in lieu of any fractional shares of Ginkgo's Class A common stock, without interest. It is expected that Zymergen stockholders will own approximately 5.25% of the pro forma combined company following the transaction.

The Merger Agreement has been unanimously approved by the boards of directors of both companies. The transaction is expected to be completed by the first quarter of 2023 and is subject to certain closing conditions, including, among others, (i) approval of the Merger by the stockholders of Zymergen, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if a merger control inquiry is initiated or commenced by a governmental authority outside of the United States, approval in that jurisdiction, (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger and (iv) no material adverse effect has occurred on the other party since the signing of the Merger Agreement that is continuing.

Ginkgo’s obligation to consummate the Merger is also subject to the satisfaction or waiver of the condition that (i) Zymergen has not incurred or otherwise become liable for additional costs, expenses or liabilities to Zymergen or its subsidiaries with respect to its leased real property not contemplated under a specified schedule outlining its real estate plans and (ii) certain specified litigation matters are not reasonably expected to result in future money damages payable by Zymergen or its subsidiaries (in excess of any applicable insurance deductible and coverage amounts), where, the aggregate of clauses (i) and (ii), exceed $25.0 million.

The Merger Agreement contains certain termination rights for each of Ginkgo and Zymergen, and further provides that, upon termination of the Merger Agreement under specified circumstances, Ginkgo may be required to pay Zymergen a termination fee of $10.0 million and Zymergen may be required to pay Ginkgo a termination fee of $10.0 million.

Asset Purchase Agreement

On July 24, 2022, Ginkgo Acquisition Sub, Inc., a Delaware corporation (“Ginkgo Acquisition”) and an indirect, wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the "APA"), pursuant to which it will acquire certain assets and liabilities of Bayer CropScience LP ("Bayer"), a Delaware limited partnership, which are expected to expand the Company’s platform capabilities in agricultural biologicals. Under the APA, the Company will acquire Bayer's 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform as well as integrate the research and development platform assets from Joyn. As consideration for the assets acquired in the transaction and subject to the terms and conditions of the APA, the Company has agreed to pay approximately $83.0 million, which it may satisfy, at its discretion, in shares of Ginkgo Class A common stock and/or cash. The transaction is expected to close in the fourth quarter of 2022, subject to regulatory approvals and the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

Prior to 2022, we operated as a single reportable segment. In the first quarter of 2022, we reorganized our operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to our internal management structure and how our chief operating decision makers evaluate operating results and make decisions on how to allocate resources. Our two operating and reportable segments are described below:

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

Platform Ventures

Platform Ventures allow Ginkgo to partner with leading multinationals and financial investors to form new ventures in identified market segments with potential to benefit from synthetic biology. In exchange for an equity position in the venture, we contribute license rights to our proprietary cell programming technology and intellectual property, while our partners contribute relevant industry expertise, other resources and venture funding. We also provide R&D services for which we receive cash payments for our costs incurred, plus a margin. Platform Ventures include:

Joyn Bio, LLC

Founded in 2017, Joyn Bio, LLC (“Joyn”) was formed to focus on engineered microbes for use in agricultural applications. Along with certain of our investors, we formed Cooksonia, LLC (“Cooksonia”) which holds a 50% equity interest in Joyn. Bayer CropScience LP (“Bayer”) contributed cash of $80 million plus intellectual property and holds the remaining 50% equity interest in Joyn. We provided license rights to our intellectual property and platform at inception in return for our equity interest in Joyn, which was recorded at an initial fair value of $97.9 million. The carrying value of our equity method investment in Joyn was $1.3 million as of June 30, 2022. Ginkgo also entered into a Foundry Services Agreement (“Joyn FSA”) with Joyn under which we provide R&D services. Joyn paid us a total of $35.0 million in non-refundable prepayments for services to be provided under the Joyn FSA. In July 2022, we entered into an APA with Bayer to integrate certain R&D platform assets of Joyn. Refer to the section entitled "Pending Acquisition" below for additional discussion.

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

Verb Biotics, LLC

Founded in September 2021, Verb Biotics, LLC (“Verb”) was formed to identify and design new strains of probiotic bacteria with advanced properties for human nutrition, health, and wellness. Verb was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9,000,000 common units (representing 100% of common units at inception) of Verb and have also provided Verb with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the first quarter of 2022, we consolidated Verb as a variable interest entity. In the first quarter of 2022, we deconsolidated Verb and began accounting for our retained investment in Verb as an equity method investment. The initial carrying value of the equity method investment in Verb was equal to the fair value of our retained interest of $15.9 million as of the deconsolidation date which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment.

BiomEdit, LLC

Founded in April 2022, BiomEdit, LLC (BiomEdit”) was formed to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the animal health industry. BiomEdit was capitalized through a Series A preferred unit financing that raised approximately $32.5 million in gross proceeds from an investor group which included one of our investors. In April 2022, we entered into an intellectual property contribution agreement that granted BiomEdit rights to our intellectual property, subject to mutually agreed upon technical development plans and, in return, we received 3.9 million voting common units in BiomEdit. In addition, Elanco also contributed intellectual property in exchange for 3.9 million non-voting common units in BiomEdit. The initial fair value of our common units received in BiomEdit was $8.9 million which has subsequently been reduced to a carrying value of $4.3 million as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with BiomEdit under which we will provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Structured Partnerships

Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the Foundry usage fees including the ability to pay a portion or all of such upfront fees in the form of equity, in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the three and six months ended June 30, 2022, we entered into five and seven, respectively, Startup Structured Partnerships, which provided for payments of Foundry usage fees with convertible financial instruments and equity securities in the aggregate amount of $18.1 million, which will be recognized as revenue over our period of performance. Prior to 2022, we entered into five Startup Structured Partnerships in which we received $16.5 million in upfront consideration in the form of equity interests that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of June 30, 2022, the carrying value of the investment is $44.9 million and reflects the historical cost less an impairment loss recognized in the second quarter of 2022.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of June 30, 2022, the fair value of Synlogic common stock and warrants was $7.3 million and $2.9 million, respectively.

See Notes 4 and 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.

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

	Three Months Ended June 30,		Six Months Ended June 30,		LTM[1] June 30,
	2022	2021	2022	2021	2022
New Programs	13	7	24	11	44
Current Active Programs	73	46	77	51	88
Cumulative Programs	129	85	129	85	129
(1)
Last 12 months

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

Pending Merger

On July 24, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zymergen Inc. (“Zymergen”), and Pepper Merger Subsidiary Inc., an indirect wholly owned subsidiary of Ginkgo (“Merger Sub”), providing for the merger of Merger Sub with and into Zymergen (the “Merger”), with Zymergen surviving the Merger as a wholly owned subsidiary of Ginkgo. Under the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of Zymergen (other than excluded shares specified in the Merger Agreement) will be canceled and converted into the right to receive 0.9179 of a share of Class A common stock of Ginkgo. The transaction is expected to be completed by the first quarter of 2023 subject to approval by the stockholders of Zymergen, receipt of regulatory approvals and satisfaction or waiver of other closing conditions.

For a summary of the transaction, see Note 15, Subsequent Events, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q or reference our Form 8-K filed with the SEC on July 25, 2022.

Pending Acquisition

On July 24, 2022, we entered into the APA, pursuant to which we will acquire certain assets and liabilities of Bayer, which are expected to expand our platform capabilities in agricultural biologicals. Under the APA, we will acquire Bayer's 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform as well as integrate certain R&D platform assets of Joyn, the joint-venture between our holding company Cooksonia and Bayer formed in 2017. As consideration for the assets acquired in the transaction and subject to the terms and conditions of the APA, we have agreed to pay approximately $83.0 million, which may be satisfied, at our discretion, in shares of Ginkgo Class A common stock and/or cash. The transaction is expected to close in the fourth quarter of 2022 subject to regulatory approvals and the satisfaction of customary closing conditions.

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

As the successor to an SEC-registered and publicly-traded company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification and resulted in approximately $533.2 million and $1,115.0 million of stock-based compensation expense recognized in the three and six months ended June 30, 2022, respectively. Stock-based compensation expense also included $60.8 million and $129.1 million in the three and six months ended June 30, 2022, respectively, related to RSU earnout shares which were subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021.

Components of Results of Operations

Revenue

Foundry Revenue

We generate Foundry revenue through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) Foundry usage fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and (iii) royalties related to cost of goods sold reductions realized by our customers. For the three and six months ended June 30, 2022 and 2021, royalties did not comprise a material amount of our revenue.

Foundry revenue includes transactions with Platform Ventures as well as Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash payments for our costs incurred for the R&D services performed by us, plus a margin. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. Our transactions with Startup Structured Partnerships included the provision of R&D services in exchange for equity interests or financial instruments that are convertible into equity and other downstream value share consideration. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation based on costs incurred, plus margin basis. These arrangements are further described in Notes 4, 5, 12 and 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In the first half of 2022, R&D expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

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

In the first half of 2022, G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest earned on our cash and cash equivalents offset by interest expense related to our lease financing obligation.

Loss on Equity Method Investments

Loss on equity method investments includes our share of losses from certain of our equity method investments under the hypothetical liquidation at book value (“HLBV”) method.

(Loss) Gain on Investments

(Loss) gain on investments includes the change in fair value of our marketable equity securities in publicly-traded companies and an impairment loss recognized on non-marketable equity securities in privately-held companies.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of change in fair value of our convertible notes with Access Bio, Inc. accounted for under the fair value option and sublease rent income.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated statements of operations for each period presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Foundry revenue	$44,242	$21,592	$22,650	$65,730	$44,096	$21,634
Biosecurity revenue:
Product	3,887	355	3,532	17,834	6,130	11,704
Service	96,489	21,689	74,800	229,459	37,507	191,952
Total revenue	144,618	43,636	100,982	313,023	87,733	225,290
Costs and operating expenses:
Cost of Biosecurity product revenue	2,444	1,820	624	10,539	11,755	(1,216)
Cost of Biosecurity service revenue	61,467	15,290	46,177	138,804	29,055	109,749
Research and development (1)	289,188	52,031	237,157	611,908	111,616	500,292
General and administrative (1)	438,427	34,440	403,987	873,195	52,367	820,828
Total operating expenses	791,526	103,581	687,945	1,634,446	204,793	1,429,653
Loss from operations	(646,908)	(59,945)	(586,963)	(1,321,423)	(117,060)	(1,204,363)
Other (expense) income:
Interest income (expense), net	1,674	(478)	2,152	1,277	(953)	2,230
Loss on equity method investments	(10,166)	(4,346)	(5,820)	(31,053)	(32,970)	1,917
(Loss) gain on investments	(38,673)	2,755	(41,428)	(38,223)	15,377	(53,600)
Change in fair value of warrant liabilities	23,509	—	23,509	108,544	—	108,544
Gain on deconsolidation of subsidiary	—	—	—	15,900	—	15,900
Other (expense) income, net	(51)	7,119	(7,170)	1,586	5,774	(4,188)
Total other (expense) income, net	(23,707)	5,050	(28,757)	58,031	(12,772)	70,803
Loss before income taxes	(670,615)	(54,895)	(615,720)	(1,263,392)	(129,832)	(1,133,560)
Income tax benefit	(45)	(431)	386	(229)	(590)	361
Net loss	(670,570)	(54,464)	(616,106)	(1,263,163)	(129,242)	(1,133,921)
Net loss attributable to non-controlling interest	(1,745)	(523)	(1,222)	(3,833)	(1,732)	(2,101)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(668,825)	$(53,941)	$(614,884)	$(1,259,330)	$(127,510)	$(1,131,820)

(1) In the first half of 2022, R&D and G&A expenses included a significant charge to stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”). Total stock-based compensation expense, inclusive of $0.8 million and $7.0 million in employer payroll taxes for the three and six months ended June 30, 2022, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$217,291	$22	$483,631	$40
General and administrative	389,979	14,497	782,674	14,597
Total	$607,270	$14,519	$1,266,305	$14,637

Foundry Revenue

Foundry revenue increased $22.7 million and $21.6 million in the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily attributable to progress of Current Active Programs with existing and new customers, including a downstream value share payment related to the achievement of a commercial milestone in the second quarter of 2022. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical and/or commercial milestones before contributing in a meaningful way to revenue.

The total number of Current Active Programs increased from 46 to 73 in the three months ended June 30, 2021 and 2022, respectively. In the second quarter of 2022, 13 New Programs commenced compared to 7 New Programs in the comparable prior year period. Cumulative Programs increased from 85 to 129 in the three months ended June 30, 2021 and 2022, respectively. The number of active customers increased from 22 to 36 in the three months ended June 30, 2021 and 2022, respectively.

The total number of Current Active Programs increased from 51 to 77 in the six months ended June 30, 2021 and 2022, respectively. In the first half of 2022, 24 New Programs commenced compared to 11 New Programs in the comparable prior year period. Cumulative Programs increased from 85 to 129 in the six months ended June 30, 2021 and 2022, respectively. The number of active customers increased from 24 to 37 in the six months ended June 30, 2021 and 2022, respectively.

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

Biosecurity Revenue

Biosecurity revenue increased $78.3 million in the three months ended June 30, 2022 compared to the same period in 2021 and was comprised of an increase in product revenue of $3.5 million and an increase in service revenue of $74.8 million.

Biosecurity revenue increased $203.7 million in the six months ended June 30, 2022 compared to the same period in 2021 and was comprised of an increase in product revenue of $11.7 million and an increase in service revenue of $192.0 million.

The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain in 2022 and beyond.

Cost of Biosecurity Product and Service Revenue

Cost of Biosecurity product and service revenue increased $46.8 million and $108.5 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

The increase was driven by increased demand for our COVID-19 testing products and services.

Research and Development Expenses

Research and development expenses increased $237.2 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was attributable to increases in personnel-related compensation and benefits expense of $5.4 million, professional fees of $3.6 million, rent and facilities expense of $2.8 million, software and technology expense of $2.4 million, depreciation and amortization expense of $1.9 million, outside services expense of $1.7 million and lab supplies and other direct and allocated overhead expenses of $2.1 million. The remaining change was attributable to an increase in stock-based compensation expense of $217.3 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Research and development expenses increased $500.3 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was attributable to increases in depreciation and amortization expense of $5.2 million, personnel-related compensation and benefits expense of $4.6 million, rent and facilities expense of $3.5 million, professional fees of $3.5 million, software and technology expense of $3.2 million, outside services expense of $2.3 million and non-capitalized equipment expense of $2.1 million, partially offset by a decrease in lab supplies of $7.5 million as a result of lower R&D expenses related to our Biosecurity offering and a decrease in other direct and allocated overhead expenses of

$0.2 million. The remaining change was attributable to an increase in stock-based compensation expense of $483.6 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

General and Administrative Expenses

General and administrative expenses increased $404.0 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was attributable to increases in professional fees of $12.6 million primarily as a result of becoming a public company and supporting business scaling, personnel-related compensation and benefits expense of $8.3 million, insurance expense of $3.2 million, marketing expense of $2.1 million, travel and entertainment expense of $1.3 million and increases in software and information technology, depreciation, rent and facilities and other direct and allocated overhead expenses of $1.0 million. The remaining increase was attributable to stock-based compensation expense of $375.5 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

General and administrative expenses increased $820.8 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was attributable to increases in professional fees of $21.7 million primarily as a result of becoming a public company and supporting business scaling, personnel-related compensation and benefits expense of $15.7 million, insurance expense of $6.5 million, marketing expense of $2.6 million, software and technology expense of $2.1 million, travel and entertainment expense of $1.8 million, depreciation and amortization expense of $1.0 million, rent and facilities expense of $0.8 million and increases in business taxes and other direct and allocated overhead expenses of $0.5 million. The remaining increase was attributable to stock-based compensation expense of $768.1 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Foundry and Biosecurity revenue, merger and acquisition activity and activities related to becoming a public company.

Interest Income (Expense), Net

Interest income (expense), net increased $2.2 million in the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was due to higher cash balances and increases in interest rates on cash held in money market accounts.

Loss on Equity Method Investments

Loss on equity method investments increased $5.8 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to our equity method investments in BiomEdit and Joyn. The initial fair value of our common units received in BiomEdit of $8.9 million during the three months ended June 30, 2022 has been subsequently reduced to $4.3 million as a result of the application of the HLBV method. The loss on our equity method investment in Joyn increased from $4.3 million in the three months ended June 30, 2021 to $5.4 million in the three months ended June 30, 2022, representing our share of the investee’s losses under the HLBV method.

Loss on equity method investments decreased $1.9 million in the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to our equity method investments in BiomEdit, Verb, Joyn, Arcaea and Allonnia. During the six months ended June 30, 2022, we recorded a $4.6 million loss on our equity method investment in BiomEdit as a result of the application of the HLBV method. Upon the deconsolidation of Verb in the first quarter of 2022, we recorded a $15.9 million loss on our retained investment in Verb due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. The loss on our equity method investment in Joyn increased from $8.4 million in the six months ended June 30, 2021 to $10.4 million in the six months ended June 30, 2022, representing our share of the investee’s losses under the HLBV method. The increase in losses related to BiomEdit, Verb and Joyn were offset by a decrease in losses related to Arcaea and Allonnia. The fair value of the additional equity we received in Arcaea of $11.9 million during the six months ended June 30, 2021 was reduced to zero during the period as a result of the application of the HLBV method. The fair value of the additional equity we received in Allonnia of $12.7 million during the six months ended June 30, 2021 was also reduced to zero during the period as a result of the application of the HLBV method.

Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of Verb, Arcaea or Allonnia, no further losses on these equity method investments were recognized during the periods presented.

(Loss) Gain on Investments

(Loss) gain on investments decreased $41.4 million and $53.6 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease was driven by decreases in the stock prices of our marketable equity securities and a $10.1 million impairment loss recognized on our investment in Genomatica preferred stock during the second quarter of 2022.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities of $23.5 million and $108.5 million in the three and six months ended June 30, 2022, respectively, was due to a decrease in the estimated fair value of the Private Placement Warrants and a decrease in the quoted price of the Public Warrants primarily driven by a decrease in our stock price.

Gain on Deconsolidation of Subsidiary

Gain on deconsolidation of subsidiary relates to our deconsolidation of Verb and consisted of our $15.9 million retained interest in Verb measured at fair value as of the deconsolidation date.

Other (Expense) Income, Net

Other (expense) income, net decreased $7.2 million in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a $7.3 million decrease in the change in fair value of the Access Bio Convertible Notes.

Other (expense) income, net decreased $4.2 million in the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a $4.7 million decrease in the change in fair value of the Access Bio Convertible Notes.

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

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain on deconsolidation of subsidiary, acquired in-process research and development in connection with asset acquisitions, and other income and expenses. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions and have recast our previous first quarter 2022 Adjusted EBITDA calculation to exclude these costs and conform to the new presentation. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items. Adjusted EBITDA includes non-cash adjustments such as stock-based compensation, gain or loss on equity method investments, and gain or loss on changes in fair value of our investments, warrant liabilities, loans receivable and contingent consideration liability. Adjusted EBITDA also considers cash components which are not part of our ongoing operating results such as gains related to settlement payments and transaction and integration costs incurred in connection with mergers and acquisitions.

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

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(668,825)	$(53,941)	$(1,259,330)	$(127,510)
Interest (income) expense, net	(1,674)	478	(1,277)	953
Income tax benefit	(45)	(431)	(229)	(590)
Depreciation and amortization	9,608	7,165	19,096	12,794
EBITDA	(660,936)	(46,729)	(1,241,740)	(114,353)
Stock-based compensation (1)	607,270	14,519	1,266,305	14,637
Loss on equity method investments (2)	9,952	3,823	30,216	31,238
Loss (gain) on investments	38,673	(2,755)	38,223	(15,377)
Change in fair value of warrant liabilities	(23,509)	—	(108,544)	—
Gain on deconsolidation of subsidiary	—	—	(15,900)	—
Merger and acquisition related expenses (3)	2,716	—	6,562	—
In-process research and development (4)	1,605	—	1,605	—
Other (5)	906	(6,406)	332	(4,831)
Adjusted EBITDA	$(23,323)	$(37,548)	$(22,941)	$(88,686)
(1)
For the three and six months ended June 30, 2022, includes employer payroll taxes of $0.8 million and $7.0 million, respectively.
(2)
Represents losses on equity method investments under the HLBV method, net of losses attributable to non-controlling interests.
(3)
Represents transaction and integration costs directly related to mergers and acquisitions including (i) due diligence, legal and other professional fees associated with acquisitions and (ii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude the impact of merger and acquisition related expenses. We elected to recast our previous first quarter 2022 Adjusted EBITDA calculation to exclude these costs and conform to the new presentation.
(4)
Represents acquired intangible assets expensed to research and development associated with an asset acquisition.
(5)
For the three and six months ended June 30, 2022, includes change in fair value of Access Bio Convertible Notes. For the three and six months ended June 30, 2021, includes change in fair value of Access Bio Convertible Notes and gain related to a settlement payment from Amyris.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the Business Combination, our sources of liquidity have been predominantly cash flows from equity offerings, convertible notes offerings, payments received for R&D services under license and collaboration arrangements including those received on an upfront basis and upon accomplishment of milestones, payments received from Biosecurity product sales and services, and government grants. Upon the closing of the Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from the PIPE Investment. As of June 30, 2022, we had cash and cash equivalents of $1,377.2 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

Material Cash Requirements

We anticipate that our expenditures will increase significantly in connection with our ongoing activities, as we:

●
continue our R&D activities under existing and new programs and further invest in our Foundry and Codebase;
●
hire additional personnel and secure facilities to support our expanding R&D efforts;
●
develop and expand our offerings, including Biosecurity;
●
upgrade and expand our operational, financial and management systems and support our operations;
●
acquire and integrate companies, assets or intellectual property that advance our company objectives;
●
maintain, expand, and protect our intellectual property; and
●
incur additional costs associated with operating as a public company.

Other than as described below, during the first six months of 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Purchase Obligations

In March 2022, we entered into a four-year noncancelable supply agreement for the purchase of diverse products including synthetic DNA. Under the agreement, we are obligated to spend a minimum of $58.0 million over the four-year term, with approximately $10.8 million payable in the next 12 months.

Operating Leases

In June 2022, we entered into an amendment to our headquarters lease in Boston, Massachusetts, which is expected to increase our total base rent payments by approximately $23.1 million over the life of the lease beginning in April 2023 through January 2036, with approximately $0.4 million due in the next twelve months.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in:
Operating activities	$(119,195)	$(83,042)
Investing activities	(50,648)	(46,977)
Financing activities	(2,146)	(2,556)
Effect of exchange rate changes	(104)	—
Net decrease in cash, cash equivalents and restricted cash	$(172,093)	$(132,575)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 consisted of net loss of $1,263.2 million, adjusted for net change in operating assets and liabilities of $63.1 million and non-cash charges of $1,207.1 million. The net change in operating assets and liabilities was primarily due to a $38.6 million increase in accounts receivable driven by an increase in Biosecurity revenue, a $4.7 million increase in inventory from increased purchases of LFA and pooled test kits in response to higher demand, a $12.8 million decrease in accrued expenses and other current liabilities, a $19.7 million decrease in deferred revenue, a $4.0 million decrease in other non-current liabilities, partially offset by a $10.7 million increase in accounts payable and a $5.0 million decrease in prepaid expenses and other current assets. Non-cash charges primarily consisted of $19.1 million in depreciation and amortization expense, $1,259.3 million in stock-based compensation expense, $31.1 million loss on equity method investments, $38.2 million loss on investments, partially offset by $18.1 million of non-cash equity consideration received from a customer upon achievement of a milestone, $108.5 million gain on the change in fair value of warrant liabilities and $15.9 million gain on the deconsolidation of Verb.

Net cash used in operating activities for the six months ended June 30, 2021 consisted of net loss of $129.2 million, adjusted for net change in operating assets and liabilities of $5.6 million and non-cash charges of $40.6 million. The net change in operating assets and liabilities was primarily due to a $4.9 million decrease in prepaid expenses and other current assets and a

$19.1 million increase in accrued expenses and other current liabilities, partially offset by a $6.5 million increase in accounts receivable, a $7.3 million decrease in accounts payable and a $6.1 million decrease in deferred revenue. Non-cash charges primarily consisted of $12.8 million in depreciation and amortization expense, $14.6 million in stock-based compensation expense, $33.0 million loss on equity method investments, partially offset by a $15.4 million gain on investments and a $4.4 million gain on the change in fair value of loans receivable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 primarily consisted of purchases of property and equipment of $13.2 million associated with Foundry capacity and capability investments, purchase of marketable equity securities of $3.7 million, relinquishment of $28.8 million in cash upon the deconsolidation of Verb, $6.5 million convertible note financing provided to Joyn and $1.4 million of cash acquired in acquisition.

Net cash used in investing activities for the six months ended June 30, 2021 primarily consisted of purchases of property and equipment of $46.0 million associated with Foundry capacity and capability investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 primarily consisted of principal payments on capital leases and lease financing obligation, tax withholding payments related to net share settlement of equity awards and payment of contingent consideration related to a business acquisition.

Net cash used in financing activities for the six months ended June 30, 2021 primarily consisted of principal payments on capital leases and lease financing obligation and payments of deferred offering costs.

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

Foreign Currency Fluctuation Risk

We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $3.1 million and $3.8 million for the three and six months ended June 30, 2022, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. We do not believe any pending litigation to be material, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $668.8 million and $1,259.3 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $3,557.3 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity offering. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from our biosecurity offering. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

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

We have consumed considerable amounts of capital to date, and we expect to incur continued net losses over the next several years as we continue to develop our business, advance our programs, expand and enhance our platform, and make the capital investments necessary to scale up our Foundry operations and Codebase assets. We may also use additional capital for our biosecurity offering, strategic investments and acquisitions. We believe that our cash and cash equivalents, short-term investments, and interest earned on investments will be sufficient to meet our projected operating requirements for several years and until we reach profitability. However, these assumptions may prove to be incorrect and we could exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with our programs, including risks and uncertainties that could impact the rate of progress of our programs, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

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

We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to our biosecurity offering, prior to 2020, we had no experience developing or commercializing testing services. Moreover, as described above, given the limited operating history of our biosecurity offering, our reliance on government funding for testing, potential disruptions from vaccine rollout generally, the availability of COVID-19 therapeutics, the impact of summer vacation and other school breaks, and the increased availability of over-the-counter testing options, the future performance of our COVID-19 testing program is unpredictable. Moreover, we cannot predict how long the COVID-19 pandemic will continue and, therefore, we cannot predict the duration of the revenue stream, which could diminish significantly, from our COVID-19 testing services.

Our long-term objective is to generate free cash flow from the commercialization of programs by customers across a variety of industries, as well as from our biosecurity-focused offerings. Our estimated costs and timelines for the completion of programs are based on our experiences to date and our expectations for each stage of the program in development. Given the variety of types of programs we support and the continued growth of our platform, there is variability in timelines and costs for launching and executing programs, and completion dates can change over the course of a customer engagement. In addition, our costs and timelines may be greater or subject to variability where regulatory requirements lead to longer timelines, such as in agriculture, food, and therapeutics. In addition, we have equity interests in certain companies and there is and will continue to be variability in the financial performance of these other companies or future companies in which we may have equity interests.

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

Since our founding, we have helped to launch new companies (such as BiomEdit, LLC, Motif FoodWorks, Inc., Allonnia LLC, Arcaea, LLC (formerly known as Kalo Ingredients, LLC), Ayana Bio, LLC, Joyn Bio LLC and Verb Biotics, LLC) by bringing together strategic and financial investors to secure funding for these early stage and small companies. Going forward, we intend to continue to leverage our own balance sheet and partner with investors to enable companies at all stages to benefit from our platform.

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

We may be unable to complete pending strategic acquisitions or successfully integrate strategic acquisitions which could adversely affect our business and financial condition.

Our inability to complete any pending strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. For example, our announced and pending Zymergen merger and Bayer acquisition are subject to a number of closing conditions, as described in Note 15 to our consolidated financial statements. Any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by acquisitions, investments, transition and/or integration activities.

We may pursue strategic acquisitions and investments that are dilutive to our stockholders and that could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and, as appropriate opportunities become available, we may acquire additional businesses, assets, technologies, or products to enhance our business in the future, but our ability to do so successfully cannot be ensured. We have also made investments in companies that we view as synergistic with our business. Although we conduct due diligence on these acquisitions and investments, such processes may underestimate or fail to reveal significant liabilities and we could incur losses resulting from liabilities of the acquired business that are not covered by indemnification we may obtain from the seller. Even if we identify suitable opportunities, including pending transactions, we may not be able to complete such acquisitions on favorable terms or at all, which could damage our business. Additionally, pursuing acquisitions, whether successful or unsuccessful, could result in civil litigation and regulatory penalties. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt or spend cash in connection with a strategic acquisition, which may cause us to face liquidity concerns or be subject to restrictive covenants in the future. We have, and in the future may, also issue common stock or other equity securities to the stockholders of the acquired company, which could constitute a material portion of our then-outstanding shares of common stock and may reduce the percentage ownership of our existing stockholders.

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

For the quarter ended June 30, 2022, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

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

We could synthesize DNA sequences or engage in other activity that inadvertently contravenes biosecurity requirements, or regulatory authorities could promulgate more far-reaching biosecurity requirements that our standard business practices cannot accommodate, which could give rise to substantial legal liability, impede our business, and damage our reputation.

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

We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. During the quarter ended June 30, 2022, three customers each represented more than 10% of our total revenue and cumulatively represented 41% of our total revenue. Due to the significant time required to acquire new customers, to plan and develop new programs for customers, and to satisfactorily execute on existing programs, the loss of any of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. There is always a risk that existing customers will not elect to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. There is also the risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.

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

Our biosecurity offering consists of COVID-19 testing programs, which are subject to inherent risks of commercial viability, such as demand for tests, price or market share erosion due to competition and the duration of the COVID-19 pandemic. We are in a highly competitive market – many companies have launched or are seeking to launch COVID-19 testing products and many of these companies already have an existing commercial and technical infrastructure to market and commercialize such offerings. We have limited experience marketing or commercializing diagnostic or pooled sample testing programs and may not be able to sufficiently support operations with our current base of personnel or recruit enough personnel to effectively commercialize COVID-19 testing programs, particularly during a pandemic, at which time the pipeline for experienced personnel will be in high demand. Moreover, as vaccines for COVID-19 and at-home or over-the-counter COVID-19 tests become more widely available, and as infection rates decrease, demand for COVID-19 testing may also decrease.

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

Our ability to commercialize our testing programs is also subject to regulatory or governmental controls, decisions or actions. If the U.S. Department of Health and Human Services (“HHS”) terminates its Declaration Justifying Emergency Use of Medical Countermeasures because the circumstances justifying emergency use no longer exist and, if the third-party COVID-19 tests that are used in our testing services are not able to obtain premarket approval, clearance or other marketing authorization from the U.S. Food and Drug Administration (“FDA”), we may be unable to market or distribute these COVID-19 tests, fulfill our contractual testing requirements or generate revenues from our test offerings. We may also experience price erosion if federal or state governments implement price controls or if the price of supply inputs increase.

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

We act as the authorized distributor of certain third-party COVID-19 tests and collection kits that have received Emergency Use Authorization (“EUA”) and supervise testing programs for our COVID-19 testing customers. There can be no assurance that our test distribution and program planning activities regarding these programs would be covered under the provisions of the PREP Act. Also, there can be no assurance that the U.S. Congress will not act in the future to reduce coverage under the PREP Act or to repeal it altogether.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, operations, business development and marketing personnel, among others. In addition, the market for qualified personnel is very competitive because of (a) the limited number of people available who have the necessary technical skills and understanding of our technology and products and (b) the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified technical personnel with other life sciences and information technology companies, as well as academic institutions and research institutions in the markets in which we operate, including Boston, Massachusetts, Cambridge, Massachusetts, Emeryville, California, Utrecht, Netherlands, Basel, Switzerland and Melbourne, Australia. In addition, as we add international operations, we will increasingly need to recruit qualified personnel outside the United States. However, doing so may also require us to comply with laws to which we are not currently subject, which could cause us to allocate or divert capital, personnel and other resources from our organization, which could adversely affect our business, financial condition, results of operations, prospects and reputation. Establishing international operations and recruiting personnel has and may continue to be impacted by COVID-19 travel and operational restrictions. Our senior leadership team is critical to our vision, strategic direction, platform development, operations and commercial efforts. Our employees, including members of our leadership team, could leave our company with little or no prior notice and would be free to work for a competitor. We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our founders, senior leadership team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

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

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.

We are subject to income and non-income based taxes in the U.S. and foreign jurisdictions. Changes in tax laws, regulations and policies, or their interpretation and application, in the jurisdictions where we are subject to tax, could have a material adverse effect on our business, cash flow, results of operations or financial condition. The U.S. Congress has recently been debating changes to U.S. corporate income tax laws, which could result in significant changes to these laws. In addition, the Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions have published proposals covering various international tax-related issues, including country-by-country reporting, permanent establishment rules, transfer pricing and tax treaties. It is possible that any future tax legislation that may be enacted could materially impact our effective tax rate and cash tax liability as well as tax credits and incentives.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of June 30, 2022, our directors and executive officers hold in the aggregate approximately 49.2% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 68.7% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

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

The sale of our securities in the public market, including by entities to which we have issued shares in connection with transactions, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of the consummation of the Business Combination, we had a total of approximately 1,959 million shares of common stock outstanding on a fully-diluted basis, consisting of approximately 1,333 million shares of Class A common stock and approximately 626 million shares of Class B common stock. All shares issued in the merger are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates. Of these shares, approximately 631 million shares of common stock outstanding on a fully-diluted basis are subject to a one-year lock-up, which is scheduled to expire on September 16, 2022. In addition to the above, there are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to the earnout price threshold in the table below for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of June 30, 2022. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

Earnout Price Threshold		Number of Shares Earned
$12.50	(earnout condition has been met)	Approximately 51.5 million
$15.00		Approximately 51.5 million
$17.50		Approximately 51.5 million
$20.00		Approximately 51.5 million

In connection with the Business Combination, in September 2021, Jason Kelly, Reshma Shetty, Austin Che and Bartholomew Canton were each granted 21,458,317 restricted stock units, pursuant to Founder Equity Grant Agreements dated January 1, 2020. Each named founder agreed to extend the vesting on these restricted stock units and their 4,324,037 restricted stock units granted in 2020 such that these restricted stock units and their associated earnout shares will not fully vest until October 1, 2022, and such vesting is subject to the founder’s continued service at Ginkgo through such date. When those restricted stock units and earnouts vest, if any of such shares are sold into the market (including to cover the income tax obligations associated with this vesting event or otherwise), such sales could harm the prevailing market price of our securities.

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

The holding of low-voting stock, such as Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, S&P Dow Jones announced that they would cease to allow most newly public companies with dual- or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make our Class A common stock ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our common stock. These policies may depress our valuation compared to those of other similar companies that are included. Because of our multi-class stock structure, our Class A common stock will likely continue to be excluded from certain of these indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds in our Class A common stock and could make shares of our Class A common stock less attractive to other investors. As a result, the trading price of shares of our Class A common stock could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2022, we issued a total of 5,749,957 shares of our Class A common stock to FGen, valued at approximately $20.9 million, as consideration in connection with the acquisition of the outstanding equity interests of FGen, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On June 9, 2022, we issued a total of 388,649 shares of our Class A common stock to the former noteholders of Bitome, valued at approximately $1.2 million as consideration in connection with the acquisition of substantially all assets of Bitome, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

3.3	Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K filed with the SEC on September 20, 2021).
10.1*	Form of Stock Option Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan.
10.2*	Form of Global Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan.
10.3*	Fourteenth Amendment to Lease Agreement, dated June 1, 2022, by and between BCP-CG 27 Property LLC and Ginkgo Bioworks, Inc.
10.4*	Second Amendment to Lease Agreement, dated August 10, 2022, by and between IDB 21-25 Drydock Limited Partnership and Ginkgo Bioworks, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: August 15, 2022	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2022	By:	/s/ Marie Fallon
Name: Marie Fallon
Title: Chief Accounting Officer (Principal Accounting Officer)