Form 10-K/A
period 2021-12-31
Ginkgo Bioworks Holdings, Inc.
filed 2022-09-01
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number
001-40097

GINKGO BIOWORKS HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	87-2652913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Drydock Avenue 8th Floor Boston, MA	02210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877)
422-5362
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	DNA	NYSE
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	DNA.WS	NYSE
Securities registered pursuant to Section 12(g) of the Act: None

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Boston, Massachusetts

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
Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
for the year ended December 31, 2021 (the “Original Report”) of Ginkgo Bioworks Holdings, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. This Amendment is being filed for the purpose of providing separate financial statements of Allonnia, LLC (“Allonnia”) in accordance with Rule
3-09
of Regulation
S-X.
Allonnia was a significant investee under
Rule 3-09
for the Company’s fiscal year ended December 31, 2019, but not for the fiscal years ended December 31, 2020 and 2021. Allonnia’s audited financial statements for the fiscal years ended December 31, 2021 and 2020 and for the period from November 27, 2019 (inception) through December 31, 2019, are filed as Exhibit 99.1 hereto and are included as financial statement schedules in Item 15, “
Exhibits, Financial Statement Schedules,
” of this Amendment.
The consent of Wolf & Company, P.C., independent public accounting firm for Allonnia, is filed as Exhibit 23.2 to this Amendment. In addition, this Amendment includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not update or modify any other information presented in the Original Report and does not reflect events occurring after the Original Report’s filing date of March 29, 2022. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(1)	The Company’s consolidated financial statements were previously filed with the Original Report on March 29, 2022.

(2)
The audited financial statements for the fiscal years ended December 31, 2021 and 2020 and for the period from November 27, 2019 (inception) through December 31, 2019 of Allonnia included in Exhibit 99.1 are filed as part of Item 15 to this Amendment to the Company’s Original Report filed on March 29, 2022 pursuant to Rule
3-09
of Regulation
S-X
and should be read in conjunction with the Company’s consolidated financial statements filed with the Original Report.

(3)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(4)	Exhibits:

Exhibit Number	Description

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

4.2**	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022).

4.3
Warrant Agreement, dated as of February 23, 2021, by and among Soaring Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of SRNG’s Current Report on Form 8-K (File No. 001-40097), filed with the SEC on February 26, 2021).

4.4**
Assignment and Assumption Agreement, dated as of September 16, 2021, by and among Ginkgo Bioworks Holdings, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022).

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

23.1**
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022).

23.2*	Consent of Wolf & Company, P.C.

23.3*	Consent of Wolf & Company, P.C.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Allonnia, LLC and Notes to Such Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†
The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

‡	Certain confidential information contained in this Exhibit has been omitted because it is (i) not material and (ii) of the type that the registrant treats as private or confidential.

+	Indicates a management contract of compensatory plan.

**	Previously filed as an exhibit to the Company’s Original Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

GINKGO BIOWORKS HOLDINGS, INC.

Date: August 31, 2022	By:	/s/ Jason Kelly
Jason Kelly
Chief Executive Officer