Form 10-Q
period 2022-09-30
Ginkgo Bioworks Holdings, Inc.
filed 2022-11-14
CIK 1830214

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 1,354,642,123 shares of Class A common stock, 385,337,742 shares of Class B common stock and 200,000,000 shares of non-voting Class C common stock outstanding.

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
•
Ginkgo’s ability to successfully integrate and realize the benefits of merger and acquisition transactions including its ability to expand its platform capabilities; and
•
other factors detailed under the section entitled “Risk Factors.”

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

Risk Factors Summary

i

Investing in our securities involves risks. You should carefully consider the risks described under the heading “Risk Factors” before making a decision to invest in our Class A common stock. If any of these risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. Some of the risks related to Ginkgo’s business and industry are summarized below. References in the summary below to “we,” “us,” “our” and “the Company” generally refer to Ginkgo.

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
•
We may fail to realize the benefits and synergies expected from the Zymergen Merger, which could adversely affect our stock price.
•
Our revenue is concentrated in a limited number of customers, some of which are related parties, and our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,302,603	$1,550,004
Accounts receivable, net	113,661	131,544
Accounts receivable - related parties	2,095	4,598
Inventory, net	5,860	3,362
Prepaid expenses and other current assets ($6,177 and $0 from related party)	37,784	33,537
Total current assets	1,462,003	1,723,045
Property and equipment, net	187,577	145,770
Investments	96,310	102,037
Equity method investments	4,135	13,194
Intangible assets, net	47,938	21,642
Goodwill	28,804	21,312
Other non-current assets	43,928	43,990
Total assets	$1,870,695	$2,070,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,323	$8,189
Deferred revenue ($11,461 and $12,502 from related parties)	40,505	33,240
Accrued expenses and other current liabilities	72,990	93,332
Total current liabilities	124,818	134,761
Non-current liabilities:
Deferred rent, net of current portion	21,001	18,746
Deferred revenue, net of current portion ($127,586 and $148,319 from related parties)	150,637	155,991
Lease financing obligation	59,842	22,283
Warrant liabilities	39,739	135,838
Other non-current liabilities	34,922	35,992
Total liabilities	430,959	503,611
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 6)	165	161
Additional paid-in capital	5,668,791	3,804,844
Accumulated deficit	(4,226,310)	(2,297,925)
Accumulated other comprehensive loss	(7,910)	(1,715)
Total Ginkgo Bioworks Holdings, Inc. stockholders’ equity	1,434,736	1,505,365
Non-controlling interest	5,000	62,014
Total stockholders’ equity	1,439,736	1,567,379
Total liabilities and stockholders’ equity	$1,870,695	$2,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foundry revenue (1)	$24,679	$34,737	$90,409	$78,833
Biosecurity revenue:
Product	5,190	8,492	23,024	14,622
Service	36,529	34,381	265,988	71,888
Total revenue	66,398	77,610	379,421	165,343
Costs and operating expenses:
Cost of Biosecurity product revenue	2,660	3,430	13,199	15,185
Cost of Biosecurity service revenue	21,995	18,872	160,799	47,927
Research and development	259,580	53,021	871,488	164,637
General and administrative	435,184	28,959	1,308,379	81,326
Total operating expenses	719,419	104,282	2,353,865	309,075
Loss from operations	(653,021)	(26,672)	(1,974,444)	(143,732)
Other (expense) income:
Interest income (expense), net	5,820	(528)	7,097	(1,481)
Loss on equity method investments	(22,711)	(39,651)	(53,764)	(72,621)
(Loss) gain on investments	(1,758)	(12,368)	(39,981)	3,009
Change in fair value of warrant liabilities	(12,445)	(18,482)	96,099	(18,482)
Gain on deconsolidation of subsidiaries	15,989	—	31,889	—
Other (expense) income, net	(957)	(4,911)	629	863
Total other (expense) income, net	(16,062)	(75,940)	41,969	(88,712)
Loss before income taxes	(669,083)	(102,612)	(1,932,475)	(232,444)
Income tax benefit	(28)	(207)	(257)	(797)
Net loss	(669,055)	(102,405)	(1,932,218)	(231,647)
Net loss attributable to non-controlling interest	—	(524)	(3,833)	(2,256)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(669,055)	$(101,881)	$(1,928,385)	$(229,391)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders, basic and diluted	$(0.41)	$(0.08)	$(1.19)	$(0.18)
Weighted average common shares outstanding, basic and diluted	1,630,910,628	1,323,574,063	1,619,790,335	1,302,253,729
Comprehensive loss:
Net loss	$(669,055)	$(102,405)	$(1,932,218)	$(231,647)
Other comprehensive loss:
Foreign currency translation adjustment	(2,414)	(877)	(6,195)	(877)
Total other comprehensive loss	(2,414)	(877)	(6,195)	(877)
Comprehensive loss	$(671,469)	$(103,282)	$(1,938,413)	$(232,524)

(1) Includes related party revenue of $10,032 and $13,124 for the three months ended September 30, 2022 and 2021, respectively, and $31,557 and $36,746 for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2022	1,635,634,269	$164	$5,098,018	$(3,557,255)	$(5,496)	$31,625	$1,567,056
Issuance of common stock upon exercise or vesting of equity awards	10,041,136	1	44	—	—	—	45
Issuance of common stock for business acquisitions	2,587,819	—	7,592	—	—	—	7,592
Deconsolidation of subsidiary	—	—	—	—	—	(26,625)	(26,625)
Stock-based compensation expense	—	—	563,137	—	—	—	563,137
Foreign currency translation	—	—	—	—	(2,414)	—	(2,414)
Net loss	—	—	—	(669,055)	—	—	(669,055)
Balance as of September 30, 2022	1,648,263,224	$165	$5,668,791	$(4,226,310)	$(7,910)	$5,000	$1,439,736

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	1,611,392,152	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Issuance of common stock upon exercise or vesting of equity awards	29,024,484	3	120	—	—	—	123
Tax withholdings related to net share settlement of equity awards	(295,621)	—	(981)	—	—	—	(981)
Issuance of common stock upon exercise of Public Warrants	30	—	—	—	—	—	—
Issuance of common stock for business acquisitions	8,142,179	1	27,719	—	—	—	27,720
Deconsolidation of subsidiaries	—	—	—	—	—	(55,408)	(55,408)
Stock-based compensation expense	—	—	1,837,089	—	—	2,227	1,839,316
Foreign currency translation	—	—	—	—	(6,195)	—	(6,195)
Net loss	—	—	—	(1,928,385)	—	(3,833)	(1,932,218)
Balance as of September 30, 2022	1,648,263,224	$165	$5,668,791	$(4,226,310)	$(7,910)	$5,000	$1,439,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2021	1,293,465,345	$129	$944,101	$(595,388)	$—	$6,944	$355,786
Issuance of common stock upon exercise or vesting of equity awards	304,560	—	2	—	—	—	2
Issuance of common stock for a business acquisition	1,633,937	—	15,160	—	—	—	15,160
Founder shares repurchase	(2,707,280)	—	(24,998)	—	—	—	(24,998)
Issuance of Series B convertible preferred stock upon net exercise of warrants	242,163	—	—	—	—	—	—
Issuance of Series E convertible preferred stock in exchange for warrants	408,497	—	—	—	—	—	—
Issuance of common stock upon reverse recapitalization, net of offering costs	193,365,636	19	1,509,610	—	—	—	1,509,629
Assumption of Public and Private Placement Warrants	—	—	(194,453)	—	—	—	(194,453)
Non-controlling interest contributions	—	—	—	—	—	60,000	60,000
Stock-based compensation expense	—	—	127	—	—	—	127
Foreign currency translation	—	—	—	—	(877)	—	(877)
Net loss	—	—	—	(101,881)	—	(524)	(102,405)
Balance as of September 30, 2021	1,486,712,858	$148	$2,249,549	$(697,269)	$(877)	$66,420	$1,617,971

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2020	1,288,595,876	$129	$929,125	$(467,878)	$—	$8,676	$470,052
Issuance of common stock upon exercise or vesting of equity awards	4,402,484	—	41	—	—	—	41
Issuance of common stock for a business acquisition	1,633,937	—	15,160	—	—	—	15,160
Founder shares repurchase	(2,707,280)	—	(24,998)	—	—	—	(24,998)
Issuance of Series B convertible preferred stock upon net exercise of warrants	242,163	—	—	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	771,545	—	—	—	—	—	—
Issuance of Series E convertible preferred stock in exchange for warrants	408,497	—	—	—	—	—	—
Issuance of warrants to purchase Series D convertible preferred stock	—	—	300	—	—	—	300
Issuance of common stock upon reverse recapitalization, net of offering costs	193,365,636	19	1,509,610	—	—	—	1,509,629
Assumption of Public and Private Placement Warrants	—	—	(194,453)	—	—	—	(194,453)
Non-controlling interest contributions	—	—	—	—	—	60,000	60,000
Stock-based compensation expense	—	—	14,764	—	—	—	14,764
Foreign currency translation	—	—	—	—	(877)	—	(877)
Net loss	—	—	—	(229,391)	—	(2,256)	(231,647)
Balance as of September 30, 2021	1,486,712,858	$148	$2,249,549	$(697,269)	$(877)	$66,420	$1,617,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,932,218)	$(231,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,602	21,073
Stock-based compensation	1,822,472	14,764
Loss on equity method investments	53,764	72,621
Loss (gain) on investments	39,981	(3,009)
Non-cash customer consideration	(18,139)	(12,562)
Change in fair value of notes receivable	(269)	1,196
Change in fair value of warrant liabilities	(96,099)	18,482
Gain on deconsolidation of subsidiaries (Note 5)	(31,889)	—
In-process research and development	1,162	—
Loss on disposal of equipment	3,091	—
Other non-cash activity	303	—
Changes in operating assets and liabilities:
Accounts receivable ($4,598 and $(838) from related parties)	20,521	(28,670)
Prepaid expenses and other current assets	8,347	5,565
Inventory	(2,498)	(738)
Other non-current assets	144	(35)
Accounts payable	3,893	(2,771)
Accrued expenses and other current liabilities	(15,637)	29,599
Deferred revenue, current and non-current ($(21,774) and $54,632 from related parties)	(35,365)	(5,538)
Deferred rent, non-current	2,255	4,320
Other non-current liabilities	82	29,073
Net cash used in operating activities	(147,497)	(88,277)
Cash flows from investing activities:
Purchase of convertible note (related party)	(10,000)	—
Purchases of property and equipment	(26,626)	(51,407)
Purchase of investment in equity securities	(3,691)	(5,000)
Deconsolidation of subsidiaries - cash	(55,721)	—
Business and asset acquisitions, net of cash acquired	(657)	(21,382)
Other	(439)	304
Net cash used in investing activities	(97,134)	(77,485)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of redemptions of $867,253 and offering costs of $106,838	—	1,510,909
Proceeds from exercise of stock options	120	41
Taxes paid related to net share settlement of equity awards	(981)	—
Repurchase of Founder shares	—	(24,998)
Principal payments on capital leases and lease financing obligation	(1,082)	(764)
Non-controlling interest contributions	—	60,000
Contingent consideration payment	(521)	—
Payment of equity offering issuance costs	(132)	—
Net cash (used in) provided by financing activities	(2,596)	1,545,188
Effect of foreign exchange rates on cash and cash equivalents	(191)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(247,418)	1,379,418

Cash and cash equivalents, beginning of period	1,550,004	380,801
Restricted cash, beginning of period	42,924	5,076
Cash, cash equivalents and restricted cash, beginning of period	1,592,928	385,877

Cash and cash equivalents, end of period	1,302,603	1,739,056
Restricted cash, end of period	42,907	26,239
Cash, cash equivalents and restricted cash, end of period	$1,345,510	$1,765,295

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment through capital leases	$1,268	$1,981
Purchases of property and equipment included in accounts payable and accrued expenses	$7,959	$2,434
Equity received in related parties	$8,873	$60,054
Convertible financial instruments received for Foundry services	$13,689	$—
Equity securities and warrants received for Foundry services	$3,423	$10,000
Lease financing obligation for build-to-suit lease	$37,901	$—
Common stock issued for acquisitions	$24,607	$15,087
Initial fair value of warrant liabilities	$—	$194,453
Contingent consideration for acquisitions	$13,150	$—
Deferred offering and acquisition costs in accounts payable and accrued expenses	$1,660	$1,280

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the condensed consolidated financial statements. Estimates used in the preparation of these condensed consolidated financial statements include, among others, revenue recognition, stock-based compensation, the fair value of assets acquired and liabilities assumed in a business combination, the fair value of non-cash consideration received from customers, the fair value of notes receivable, the fair value of certain investments including equity method investments, the fair value of warrant liabilities, the allocation of equity method investment losses under the hypothetical liquidation at book value (“HLBV”) method, accrued expenses and income taxes. Actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no new or material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022 as compared to the significant accounting policies described in Note 2 to the Company's 2021 consolidated financial statements included in the 2021 Annual Report on Form 10-K.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 generally should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements. Prior to this update, such amounts were recognized by the acquirer at fair value on the acquisition date. The Company early adopted the requirements of ASU 2021-08 to apply the amendments prospectively to all business combinations that occurred on or after April 1, 2022.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASC 842”), which has been clarified and amended by various subsequent updates. ASC 842 requires lessees to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with a lease term of more than 12 months. ASC 842 also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt ASC 842 for the fiscal year ending December 31, 2022, and for interim periods within the fiscal year beginning on January 1, 2023. In connection with the adoption of ASC 842, the Company will apply the modified retrospective approach and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company has elected to apply the package of practical expedients that allows for not reassessing (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases. The Company has also elected, by class of underlying asset, not to apply the recognition requirements of ASC 842 to short-term leases. While the Company continues to assess the various impacts of adoption, the most significant effects will primarily relate to (1) the recognition of an ROU asset and lease liability on the balance sheet for the Company’s existing operating leases; and (2) providing significant new disclosures about leasing activities. The Company does not anticipate that the adoption of ASC 842 will have a material impact on its results of operations and cash flows.

2. Acquisitions

Business Combinations

FGen

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

The Company accounted for the transaction as a business combination under ASC 805, Business Combinations. Accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of acquisition. FGen's results of operations have been included in the condensed consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the three and nine months ended September 30, 2022. The FGen acquisition does not represent a material business combination and, therefore, pro forma financial information is not provided.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The consideration paid was comprised of common stock and contingent consideration as follows (in thousands):

Fair value of Class A common stock	$17,015
Contingent consideration - restricted stock	3,842
Contingent consideration - milestones	8,464
Total FGen consideration	$29,321

The Company issued 5,749,957 shares of its Class A common stock on the acquisition date comprised of 4,051,107 unrestricted shares valued at $17.0 million based on the closing market price of $4.20 and 1,698,850 restricted shares classified as contingent consideration and subject to vesting conditions. The contingent consideration in the form of restricted stock was valued at $3.8 million as of the acquisition date based on management’s estimate of the number of shares expected to vest and the closing market price of $4.20. The restricted shares were issued in three tranches with separate vesting conditions. Tranches 1 and 2 vest based on the price difference between the 15-day volume weighted average price (“VWAP”) of Ginkgo’s Class A common stock calculated on the date immediately prior to closing and the 15-day VWAP calculated on the date immediately prior to Ginkgo’s filing of the registration statement to register the unrestricted shares. The contingency was resolved on April 4, 2022 when the Company filed its Form S-1 registration statement and a total of 461,200 shares vested and 584,246 shares were forfeited related to tranches 1 and 2. The remaining 653,404 tranche 3 restricted shares will vest on the 24-month anniversary of the closing, provided, however, that the number of shares that vest will be reduced by any post-closing purchase price adjustments and indemnity claims. The estimated fair value of tranche 1 and 2 shares on the registration statement date was $1.9 million, which was reclassified from a liability into stockholders’ equity upon the determination of the number of shares that vested. The Company recognized a $0.8 million loss on the change in fair value of the contingent consideration related to tranche 1 and 2, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

As part of the acquisition, the Company is required to make milestone payments up to a maximum of $25.0 million, with $20.0 million payable based on the successful integration and deployment of the FGen technology across the Company's programs over a 36-month period and $5.0 million payable to certain employees based on continuing service. The milestones are payable in cash or Class A common stock at the election of the Company. The $5.0 million payable to employees is accounted for separately from the business combination as post combination compensation expense to be recognized over the requisite service period. The fair value of the $20.0 million in contingent consideration on the acquisition date was determined using a scenario-based method. The significant assumptions used include the expected time of achievement and probability of success related to each milestone and a discount rate.

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value estimates for the purchase price allocation are considered preliminary and subject to adjustment during the measurement period, not to exceed one year after the date of acquisition. During the three months ended September 30, 2022, the Company recorded a $0.7 million measurement period adjustment related to deferred income taxes.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Allocation	Measurement Period Adjustment	Adjusted Allocation
Cash and cash equivalents	$1,430	$—	$1,430
Accounts receivable	144	—	144
Other non-current assets	10	—	10
Property and equipment	146	—	146
Intangible assets (1)	21,100	—	21,100
Goodwill (2)	11,001	(726)	10,275
Accounts payable and accrued expenses	(29)	—	(29)
Deferred revenue	(104)	—	(104)
Deferred tax liability	(4,377)	726	(3,651)
Net assets acquired	$29,321	$—	$29,321

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

Dutch DNA

On July 1, 2021, the Company acquired 100% of the outstanding capital stock of Dutch DNA Biotech B.V. (“Dutch DNA”), a company based in the Netherlands with a proprietary platform technology focused on the development of fungal strains and fermentation processes for the production of proteins and organic acids. The acquisition date fair value of the consideration transferred totaled $35.3 million and consisted of $11.4 million in cash, 1,633,937 shares of Ginkgo Class A common stock valued at $15.1 million and $8.8 million in contingent consideration. The acquisition was accounted for in accordance with ASC 805, Business Combinations. The Company incurred $0.6 million of acquisition-related costs which were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Allocation	Measurement Period Adjustments (3)	Final Allocation
Cash	$387	$—	$387
Accounts receivable	149	—	149
Prepaid expenses and other current assets	170	—	170
Property, plant and equipment	234	—	234
Intangibles (1)	20,500	—	20,500
Goodwill (2)	15,177	4,839	20,016
Accounts payable	(194)	—	(194)
Accrued expenses and other current liabilities	(137)	(49)	(186)
Deferred tax liability	—	(4,790)	(4,790)
Other non-current liabilities	(988)	—	(988)
Net assets acquired	$35,298	$—	$35,298

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

(3) Represents adjustments related to deferred income taxes and the final determination of net-working capital as of the acquisition date.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Asset Acquisitions

In August 2022, the Company acquired certain epidemiological data infrastructure assets from Baktus, Inc., a Delaware-based public benefit corporation. The Company accounted for the transaction as an asset acquisition as the value being acquired primarily relates to a single identifiable intangible asset. The purchase price totaled $11.1 million and consisted of $2.0 million in cash, 2,587,819 shares of Ginkgo Class A common stock valued at $8.4 million and $0.7 million in direct transaction costs. Of the shares issued, 258,781 are restricted shares that will vest on the 18-month anniversary of the closing and will be reduced by any indemnity claims. The restricted shares are classified as contingent consideration liability in the condensed consolidated balance sheet (see Note 3). Additionally, the purchase agreement includes $1.0 million related to employee retention payments, which will be recognized as compensation expense over the requisite service period. As a result of the acquisition, the Company recognized $11.2 million in intangible assets consisting of developed technology, customer relationships and assembled workforce and $0.1 million in deferred revenue.

In June 2022, the Company acquired substantially all of the assets of Bitome, Inc. (“Bitome”), a privately-held company with an integrated metabolite monitoring platform that is expected to support accelerated product development timelines across Ginkgo's portfolio of cell programs. The Company accounted for the transaction as an asset acquisition as substantially all of the value received was concentrated in the intellectual property acquired. The consideration for the transaction was structured as (i) a repayment of Bitome’s outstanding convertible debt pursuant to the issuance of 388,649 shares of Class A common stock (valued at approximately $1.2 million as of the acquisition date), (ii) a repayment of a portion of Bitome’s outstanding convertible debt in cash in the amount of $0.1 million and (iii) assumption of certain of Bitome’s liabilities and wind-down expenses up to a maximum cap of $0.4 million. The total purchase consideration was expensed as in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of September 30, 2022
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,234,360	$1,234,360	$—	$—
Synlogic, Inc. warrants (1)	Investments	2,421	—	2,421	—
Marketable equity securities (2)	Investments	22,461	16,804	5,657	—
Notes receivable	Prepaid expenses and other current assets	11,828	—	—	11,828
Total assets		$1,271,070	$1,251,164	$8,078	$11,828
Liabilities:
Public Warrants	Warrant liabilities	$24,839	$24,839	$—	$—
Private Placement Warrants	Warrant liabilities	14,900	—	—	14,900
Contingent consideration	Accrued expenses and other current liabilities	3,330	—	—	3,330
Contingent consideration	Other non-current liabilities	15,701	—	—	15,701
Total liabilities		$58,770	$24,839	$—	$33,931

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

		As of December 31, 2021
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,482,063	$1,482,063	$—	$—
Synlogic, Inc. warrants (1)	Investments	6,166	—	6,166	—
Marketable equity securities (2)	Investments	25,676	15,345	10,331	—
Notes receivable	Prepaid expenses and other current assets	11,559	—	—	11,559
Total assets		$1,525,464	$1,497,408	$16,497	$11,559
Liabilities:
Public Warrants	Warrant liabilities	$77,280	$77,280	$—	$—
Private Placement Warrants	Warrant liabilities	58,558	—	—	58,558
Contingent consideration	Other non-current liabilities	8,467	—	—	8,467
Total liabilities		$144,305	$77,280	$—	$67,025

(1) The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.

(2) Marketable equity securities classified as Level 2 reflect a discount for lack of marketability due to regulatory sales restrictions, which lapsed on a portion of the shares held during the nine months ended September 30, 2022 and were reclassified as Level 1.

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2022 and 2021.

Notes Receivable

Notes receivable measured at fair value on a recurring basis consists of a revolving promissory note with Glycosyn, LLC (“Glycosyn”, and such promissory note, the “Glycosyn Promissory Note”) and a series of convertible notes with Access Bio, Inc. (“Access Bio Convertible Notes”). The fair value of the Glycosyn Promissory Note and Access Bio Convertible Notes were determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. Significant changes in these unobservable inputs in isolation could have resulted in a significantly lower or higher fair value measurement. Changes in fair value of notes receivable are recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the Glycosyn Promissory Note using a probability-weighted discounted cash flow model under a dissolution scenario with partial recovery and no recovery. The significant assumptions used in valuing the Glycosyn Promissory Note as of September 30, 2022 and December 31, 2021 were scenario probabilities of 50%, a recovery rate on first lien debt of 63% and a discount rate of 15%. As of September 30, 2022, the Glycosyn Promissory Note had an unpaid principal balance of $5.4 million and a fair value of $1.9 million. As of December 31, 2021, the Glycosyn Promissory Note had an unpaid principal balance of $5.4 million and a fair value of $1.8 million.

The Company estimated the fair value of the Access Bio Convertible Notes using a binomial lattice model. Key assumptions used as of September 30, 2022 included 62.3% equity volatility, 0.13 years to maturity, 2.9% risk-free rate, 35.1% risk-adjusted rate and 0% dividend yield. Key assumptions used as of December 31, 2021 included 85.5% equity volatility, 0.88 years to maturity, 0.3% risk-free rate, 30.9% risk-adjusted rate and 0% dividend yield. As of September 30, 2022, the Access Bio Convertible Notes had an unpaid principal balance and a fair value of $10.0 million. As of December 31, 2021, the Access Bio Convertible Notes had an unpaid principal balance of $10.0 million and a fair value of $9.8 million.

The following table provides a reconciliation of notes receivable measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$11,559	$15,566
Proceeds from notes receivable	—	(304)
Change in fair value	269	(1,196)
Balance at September 30	$11,828	$14,066

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrant Liabilities

Upon the closing of the Business Combination, the Company assumed 34,499,925 publicly-traded warrants (“Public Warrants”) and 17,325,000 private placement warrants (the "Private Placement Warrants") previously issued in connection with SRNG’s initial public offering. The fair value of the Public Warrants is based on the observable quoted price of such warrants on the New York Stock Exchange. The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the valuation of the Private Placement Warrants is expected stock-price volatility. As of September 30, 2022, the Company estimated the volatility of its Private Placement Warrants using a Monte-Carlo simulation of the redeemable Public Warrants that assumes optimal exercise of the Company's redemption option at the earliest possible date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement date:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$3.12	$8.31
Volatility	73.5%	58.7%
Term (in years)	3.96	4.71
Risk-free interest rate	4.01%	1.25%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$58,558	$—
Additions pursuant to the Business Combination	—	90,263
Change in fair value	(43,658)	5,717
Balance at September 30	$14,900	$95,980

Contingent Consideration

In connection with the acquisition of FGen (Note 2), the Company is required to make contingent earnout payments up to $20.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs. The Company also issued restricted stock that is subject to vesting conditions and is classified as contingent consideration liability. A portion of the restricted shares vested during the nine months ended September 30, 2022 and $1.9 million of the liability was settled as discussed in Note 2.

In connection with the acquisition of Dutch DNA (Note 2), the Company is required to make contingent earnout payments up to a maximum of $20.0 million payable to the seller upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the Company and Dutch DNA prior to the close of the acquisition. In the second quarter of 2022, the Company made a payment of $0.7 million upon the achievement of a technical development milestone and recorded a corresponding $0.7 million decrease in the fair value of the contingent consideration liability.

The fair value of contingent consideration related to restricted stock issued for acquisitions was estimated using the quoted price of Ginkgo's Class A common stock, an estimate of the number of shares expected to vest, probability of vesting, and a discount rate. The fair value of contingent consideration related to earnout payments was estimated using unobservable (Level 3) inputs as illustrated in the table below. Material increases or decreases in these inputs could result in a higher or lower fair value measurement. Changes in the fair value of contingent consideration are recorded through operating expenses in the condensed consolidated statements of

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

operations and comprehensive loss. The recurring Level 3 fair value measurements of contingent consideration liabilities included the following significant unobservable inputs as of the periods presented:

			September 30, 2022	December 31, 2021
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	2%-95%	10% - 80%
		Discount rate	18.5%-20.6%	10.7% - 11.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2022-2028	2022 - 2037
		Discount rate	12.5%	9%

The following table provides a reconciliation of the contingent consideration liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$8,467	$—
Additions	13,150	8,760
Change in fair value	58	(23)
Settlements and payments	(2,644)	—
Balance at September 30	$19,031	$8,737

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the second quarter of 2022, the Company recorded a $10.1 million impairment charge, included as a component of (loss) gain on investments in the condensed consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's investment in Genomatica preferred stock. The fair value estimates used to determine the impairment charge were determined using enterprise value analyses which include an equal weighing between discounted cash flow analyses and guideline public company and involve significant unobservable (Level 3) inputs. The significant unobservable inputs include the estimated annual net cash flows (including revenue and expense growth rates and capitalization rates), the weighted-average cost of capital used to discount the future cash flows, and the selection of guideline public company multiples for revenue and EBITDA. Material increases or decreases in these inputs could result in a higher or lower fair value measurement.

4. Investments and Equity Method Investments

The Company partners with other investors to form business ventures, including Joyn Bio, LLC (“Joyn”), Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia“), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb”), BiomEdit, LLC (“BiomEdit”) and Ayana Bio, LLC (“Ayana”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Structured Partnerships”) with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.

The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly-traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other (expense) income in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and other privately-held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. During the nine months ended September 30, 2022, the Company recorded a $10.1 million impairment charge, included as a component of (loss) gain on investments in the condensed consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

investment in Genomatica preferred stock. There were no impairments recorded during the three and nine months ended September 30, 2021 and no adjustment from observable price changes has been recognized during any of the periods presented.

The Company also holds investments in early stage synthetic biology product companies via a Simple Agreement for Future Equity (“SAFE”). The Company generally enters into SAFE agreements in conjunction with a revenue contract with a customer, under which the Company provides research and development services in return for consideration in the form of a SAFE. The SAFEs provide the Company with the right to participate in future equity financings of the entity and will automatically convert into shares of preferred stock at a discount price or conversion price as defined in the agreement. The Company accounts for SAFEs at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairment charges or observable price changes related to SAFEs for any of the periods presented.

Investments and equity method investments consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Investments:
Genomatica, Inc. preferred stock	$44,885	$55,000
Synlogic, Inc. common stock	6,024	15,345
Synlogic, Inc. warrants	2,421	6,166
Marketable equity securities	16,437	10,331
Non-marketable equity securities	17,543	15,195
SAFE	9,000	—
Total	$96,310	$102,037
Equity method investments (1):
Joyn Bio, LLC	$—	$11,694
BiomEdit, LLC	3,013	—
Other	1,122	1,500
Total	$4,135	$13,194

(1) Equity method investments in Platform Ventures with a carrying value of zero as of September 30, 2022 and December 31, 2021 were excluded from the table.

(Losses) gains on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) gain on investments:
Synlogic, Inc. common stock	$(1,268)	$(5,327)	$(9,321)	$5,642
Synlogic, Inc. warrants	(510)	(2,140)	(3,746)	2,268
Genomatica, Inc.	—	—	(10,115)	—
Marketable equity securities	215	(4,901)	(16,604)	(4,901)
Non-marketable equity securities	(195)	—	(195)	—
Total	$(1,758)	$(12,368)	$(39,981)	$3,009
Loss on equity method investments:
Joyn Bio, LLC (1)	$(5,226)	$(4,192)	$(15,637)	$(12,567)
Allonnia, LLC	—	—	—	(12,698)
Arcaea, LLC	—	(35,459)	—	(47,356)
Verb Biotics, LLC	—	—	(15,900)	—
BiomEdit, LLC	(1,308)	—	(5,860)	—
Ayana, LLC	(15,989)	—	(15,989)	—
Other	(188)	—	(378)	—
Total	$(22,711)	$(39,651)	$(53,764)	$(72,621)

(1) The loss on equity method investment in Joyn in excess over the carrying value of zero of the equity method investment in Joyn during the three and nine months ended September 30, 2022 was recorded as a reduction to the convertible promissory notes receivable from Joyn (see Note 14).

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Variable Interest Entities

Consolidated Variable Interest Entities

As of December 31, 2021, the Company had consolidated three variable interest entities (“VIEs”): Cooksonia, LLC (“Cooksonia”), Verb and Ayana, as the Company holds variable interests in and was deemed to be the primary beneficiary of the VIEs. The other investors’ equity interests in the consolidated VIEs are presented as non-controlling interests in the accompanying condensed consolidated financial statements.

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

As of December 31, 2021, the Company held an interest in 9,000,000 common units (representing 100% of common units at inception) in each of Ayana and Verb, two Platform Ventures formed in September 2021 by the Company and certain of its investors. The Company has agreed to provide Ayana and Verb with certain licenses to intellectual property for use in the development or production of products that the parties agree to research and develop under technical development plans (“TDPs”). Additionally, in September 2021, Ayana and Verb entered into a Series A Preferred Unit Purchase Agreement under which each entity sold 9,000,000 Series A preferred units to certain of the Company’s investors for aggregate proceeds of approximately $30.0 million each. During 2021, the Company concluded that it held a variable interest in and was the primary beneficiary of Ayana and Verb as it controlled the most significant activities of these entities. These conclusions were reached because, as of the primary beneficiary assessment dates in 2021, for both Verb and Ayana: (i) the Company had substantive control of the board of directors; (ii) all capital contributions were made by related parties of Ginkgo; and (iii) Ginkgo or its related parties comprised the entirety of the joint steering committee (“JSC”), the governing body which holds significant oversight with respect to the entities' research and development programs.

2022 Deconsolidation

During 2022, Verb and Ayana each hired a new chief executive officer who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to each entity's JSC and board of directors. As a result, the Company concluded it no longer had substantive control of each entity's JSC and board of directors. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb and Ayana as it no longer controlled the most significant activities of the entities. As a result of this change in the primary beneficiary determination, the Company deconsolidated Verb in the first quarter of 2022 and Ayana in the third quarter of 2022 and recorded a gain on deconsolidation of $16.0 million and $31.9 million for the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. The gain on deconsolidation was equal to the fair value of the retained interest in each entity as of the deconsolidation date and was calculated using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which is the most recent financing transaction to the deconsolidation event.

The JSC, with equal representation from each of Verb or Ayana and Ginkgo, governs the TDPs under which the Company will perform agreed-upon research and development services in return for consideration on a cost-plus basis for all services provided. Ginkgo has agreed to provide Verb and Ayana with licenses to certain of its intellectual property for use in the development, production and commercialization of each entity's products under the TDPs. The Company's common unit investment in Verb and Ayana is accounted for as an equity method investment, and accordingly, Verb and Ayana are related parties of Ginkgo. The initial carrying value of the equity method investment was equal to the fair value of the retained interest of $15.9 million for Verb and $16.0 million for Ayana as of the applicable deconsolidation date. The Series A preferred units issued by Verb and Ayana receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a loss on its equity method investment in Verb and Ayana of $16.0 million and $31.9 million in the three and nine months ended September 30, 2022, respectively, due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. This loss reduced the carrying value of the equity method investment in each of Verb and Ayana to zero. There is no commitment for the Company to provide further financial support to Verb and Ayana, and therefore the carrying value of the equity method investment will not be reduced below zero.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheet (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Cash and cash equivalents	$—	$58,025
Prepaid expenses and other current assets	6,177	737
Equity method investments	—	11,694
Total assets	$6,177	$70,456

Accounts payable	$—	$188
Accrued expenses and other current liabilities	—	440
Total liabilities	$—	$628

Unconsolidated Variable Interest Entities

With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (subsequent to the deconsolidation of Verb and Ayana) (collectively, the "Unconsolidated VIEs"), the Company has concluded these entities represent VIEs. However, although the Company may have board representation and is involved in the ongoing development activities of the entities via its participation on the JSC, the Company has concluded that it is not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) the Company does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.

With respect to Cooksonia’s investment in Joyn, as Cooksonia does not control Joyn’s board of directors, it does not have the power to control the decisions related to the development activities of Joyn, which are its most significant activities. Accordingly, the Company has concluded that Cooksonia is not the primary beneficiary of Joyn. The Company has provided $10.0 million in financial support to Joyn during the nine months ended September 30, 2022 in the form of convertible promissory notes (see Note 14), which was deemed necessary to fund Joyn's operations. In October 2022, the Company and its joint venture partner agreed to dissolve Joyn and the Company provided an additional $3.0 million in convertible note financing to Joyn (see Note 15). The Company’s financial exposure to Joyn consists of the carrying amount of the convertible promissory notes and any additional financial support it elects to provide during the wind down period.

Additionally, the Company holds equity interests in certain privately-held entities that are not consolidated as the Company is not the primary beneficiary. As of September 30, 2022 and December 31, 2021, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investment in such entities.

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

(unaudited)

6. Supplemental Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$1,302,603	$1,739,056
Restricted cash included in prepaid expenses and other current assets (1)	6,594	—
Restricted cash included in other non-current assets (1)	36,313	26,239
Total cash, cash equivalents and restricted cash	$1,345,510	$1,765,295

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Finished goods	$5,587	$3,264
Raw materials	1,281	64
Work in process	—	50
Less: inventory reserve	(1,008)	(16)
Inventory, net	$5,860	$3,362

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Facilities	$12,762	$12,762
Furniture and fixtures	4,787	4,617
Lab equipment	120,715	113,963
Computer equipment and software	13,128	10,129
Leasehold improvements	56,022	55,033
Construction in progress	63,597	10,278
Vehicles	—	40
Total property and equipment	271,011	206,822
Less: Accumulated depreciation	(83,434)	(61,052)
Property and equipment, net	$187,577	$145,770

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of September 30, 2022:
Class A	10,500,000,000	1,200,083,137	1,096,899,134
Class B	4,500,000,000	391,840,871	351,364,090
Class C	800,000,000	200,000,000	200,000,000
	15,800,000,000	1,791,924,008	1,648,263,224
Common stock as of December 31, 2021:
Class A	10,500,000,000	1,326,146,808	1,273,976,963
Class B	4,500,000,000	364,844,007	337,415,189
Class C	800,000,000	—	—
	15,800,000,000	1,690,990,815	1,611,392,152

During the nine months ended September 30, 2022, the Company issued 288,000,000 shares of Class C common stock to a stockholder in exchange for the same number of shares of Class A common stock pursuant to the stockholder exchange agreement. During the three months ended September 30, 2022, 88,000,000 million shares of Class C common stock were converted into Class A common stock.

During the nine months ended September 30, 2022, the Company issued 8,142,179 shares of Class A common stock for acquisitions (see Note 2).

Refer to Note 9, Stock-Based Compensation, for shares of common stock issued in relation to the Company’s equity incentive plans.

7. Goodwill and Intangible Assets, net

All goodwill is allocated to the Foundry reporting unit and segment identified in Note 11. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2021	$21,312
Goodwill acquired in acquisitions	11,001
Impact of foreign currency translation	(2,621)
Measurement period adjustments	(888)
Balance as of September 30, 2022	$28,804

Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
September 30, 2022:
Acquired technology	$52,903	$(5,494)	$47,409	11.9
Customer relationships	380	(24)	356	1.9
Assembled workforce	190	(17)	173	1.3
Total intangible assets	$53,473	$(5,535)	$47,938
December 31, 2021:
Acquired technology	$25,038	$(3,396)	$21,642	13.3

(1) Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense was $1.0 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense for intangible assets remaining as of September 30, 2022 is as follows (in thousands):

Remainder of 2022	$1,362
2023	5,446
2024	5,246
2025	5,122
2026	5,122
Thereafter	25,640
Total	$47,938

8. Commitments and Contingencies

Lease Obligations

In August 2022, the Company entered into an amendment to its corporate headquarters lease at 21-23-25 Drydock in Boston, Massachusetts, expanding the leased premises by approximately 55,205 square feet. The lease is expected to commence in March 2023 and has a term of ten years and one renewal option of five years. Total base rent payments over the life of the lease are estimated to increase by approximately $63.3 million as a result of the amendment. The amendment contains annual rent increases and provides for aggregate tenant improvement allowances of up to $12.7 million. Concurrent with the execution of the amendment, the Company increased its outstanding letter of credit by $1.1 million.

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

Purchase Obligations

On March 31, 2022, the Company entered into a four-year supply agreement with Twist Bioscience Corporation for the purchase of diverse products including synthetic DNA. The agreement is effective as of April 1, 2022 and obligates the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1, $10.0 million; year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million.

Legal Proceedings

From time to time in the ordinary course of business the Company may be named as a defendant in lawsuits, indemnity claims and other legal proceedings. Except as described below, the Company does not believe any pending litigation to be material, or that the outcome of any such pending litigation, in management’s judgment based on information currently available, would have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

As discussed in Note 15, the Company completed its merger with Zymergen Inc. ("Zymergen") on October 19, 2022. On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, its IPO underwriters, and certain former Zymergen stockholders as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 4:21-cv-08723. The complaint names certain of Zymergen’s former officers and directors and Zymergen as nominal defendants based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs.

In addition, certain government agencies, including the SEC, have requested information related to Zymergen’s August 3, 2021 disclosure. Zymergen is cooperating fully.

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$186,864	$20	$664,710	$60
General and administrative	376,273	107	1,157,762	14,704
Total	$563,137	$127	$1,822,472	$14,764

The Company currently grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”). As of September 30, 2022, there were 196,830,168 shares available for future issuance under the 2021 Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding as of December 31, 2021	22,454,663	$0.05
Granted	922,227	$2.87
Exercised	(6,055,746)	$0.02
Outstanding as of September 30, 2022	17,321,144	$0.22	1.98	$50,891
Exercisable as of September 30, 2022	16,364,395	$0.04	1.53	$50,664

(1) The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $18.8 million and $48.9 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted options with an aggregate fair value of $1.8 million and $14.9 million, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.92 and $8.97 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2022	2021
Risk -free interest rate	2.95%	0.11%
Expected dividend yield	0%	0%
Expected volatility	79.6%	88.6%
Expected term	5.75 years	0.96 years

As of September 30, 2022, there was $1.6 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 1.5 years.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock and Restricted Stock Units

In addition to a service-based vesting condition, the restricted stock units (“RSUs”) granted under the 2014 Stock Incentive Plan (the “2014 Plan”) were subject to a performance-based vesting condition that was met through a liquidity event in the form of either a change of control or an initial public offering (“the performance condition”). Prior to the Business Combination, no stock-based compensation expense had been recognized related to RSUs granted under the 2014 Plan as the performance condition was not probable of being met and the Business Combination did not meet the definition of a liquidity event as defined in the 2014 Plan. As a result of the Business Combination, in the fourth quarter of 2021, the board of directors modified the vesting terms of RSUs to allow all RSUs granted under the 2014 Plan to vest in full with respect to the performance condition on or before March 15, 2022 (the original service-based vesting condition is still applicable). As a result of these modifications, the performance condition for all RSUs granted under the 2014 Plan became probable of being met in the fourth quarter of 2021 and the awards were remeasured using the price of $13.59 per share as of the modification date. Subsequent to the modification, compensation expense for RSUs is recognized using an accelerated attribution method over the requisite service period for each employee award. The Company recognized $492.7 million and $1,607.7 million of compensation expense related to the modified RSUs in the three and nine months ended September 30, 2022, respectively.

In the first quarter of 2022, the Company cash settled approximately 3.2 million RSUs granted to non-employee directors for a total cash payment of $9.8 million.

A summary of the RSU and restricted stock award (“RSA”) activity for the nine months ended September 30, 2022 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	168,321,952	$13.58	182,622	$1.99
Granted	77,356,521	$3.68	—	$—
Vested	(23,478,847)	$12.37	(133,897)	$1.99
Forfeited	(6,530,226)	$8.65	—	$—
Nonvested as of September 30, 2022	215,669,400	$10.31	48,725	$1.99

(1) The weighted average grant date fair value of awards granted prior to the modification date reflect the modification-date fair value and not the original grant date fair value.

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2022 and 2021 was $3.68 and $8.78, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2021 is no longer relevant for expense recognition due to the modification in the fourth quarter of 2021. No RSAs were granted during the nine months ended September 30, 2022 and 2021.

The aggregate fair value of the RSUs that vested during the nine months ended September 30, 2022 was $290.4 million. No RSUs vested during the nine months ended September 30, 2021 as the performance condition was not probable of being met. The aggregate fair value of the RSAs that vested during the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

As of September 30, 2022, there was $512.2 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 3.2 years and $0.1 million of unrecognized compensation expense related to RSAs to be recognized over a weighted-average period of 0.3 years.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The earnout shares related to Old Ginkgo RSUs (“Earnout RSUs”) were subject to the same performance condition as the underlying RSUs. As a result of the modification of the RSUs described above, the performance condition became probable of being met in the fourth quarter of 2021 and compensation expense for Earnout RSUs began to be recognized in the same manner as the modified RSUs based on the modification-date fair value of the Earnouts RSUs. The Company recognized $56.2 million and $185.3 million of compensation expense related to the modified Earnout RSUs in the three and nine months ended September 30, 2022, respectively.

A summary of activity during the nine months ended September 30, 2022 for the Earnout RSUs and the earnout shares underlying Old Ginkgo RSAs (“Earnout RSAs”) is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	27,863,125	$12.87
Vested	(622,282)	$13.33
Forfeited	(369,078)	$12.92
Nonvested as of September 30, 2022	26,871,765	$12.86

The aggregate fair value of the Earnout RSUs and Earnout RSAs that vested during the nine months ended September 30, 2022 was $8.3 million.

As of September 30, 2022, there was $30.3 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 2.2 years.

10. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of Foundry revenues by industry based on total Foundry revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pharma and biotech	33%	4%	21%	9%
Consumer and technology	28%	52%	44%	34%
Food and nutrition	17%	19%	11%	22%
Industrial and environment	15%	12%	16%	17%
Agriculture	3%	8%	4%	9%
Government and defense	4%	5%	4%	9%
Total Foundry revenue	100%	100%	100%	100%

The Company’s revenue is derived from customers located primarily in the United States. For the three months ended September 30, 2022 and 2021, the Company's revenue from customers within the United States comprised 94% and 77%, respectively, of total revenue. For the nine months ended September 30, 2022 and 2021, the Company’s revenue from customers within the United States comprised 91% and 84%, respectively, of total revenue.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of September 30, 2022 and December 31, 2021.

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

During the nine months ended September 30, 2022, the Company recognized $37.3 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021. During the nine months ended September 30, 2021 , the Company recognized $23.7 million of revenue that was included in the contract liabilities balance of $128.5 million as of December 31, 2020.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2022 and December 31, 2021 was $42.4 million and $21.1 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice and for contracts with a term of one year or less. As of September 30, 2022, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2022 to 2026.

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

The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Foundry	$24,679	$34,737	$90,409	$78,833
Biosecurity	41,719	42,873	289,012	86,510
Total revenue	66,398	77,610	379,421	165,343
Segment cost of revenue:
Biosecurity	24,655	22,302	173,998	63,112
Segment research and development expense:
Foundry	63,402	42,897	173,470	114,619
Biosecurity	387	2,093	1,347	29,870
Total segment research and development expense	63,789	44,990	174,817	144,489
Segment general and administrative expense:
Foundry	41,569	17,026	104,863	44,903
Biosecurity	17,039	11,689	42,683	21,308
Total segment general and administrative expense	58,608	28,715	147,546	66,211
Segment operating income (loss):
Foundry	(80,292)	(25,186)	(187,924)	(80,689)
Biosecurity	(362)	6,789	70,984	(27,780)
Total segment operating income (loss)	(80,654)	(18,397)	(116,940)	(108,469)
Operating expenses not allocated to segments:
Stock-based compensation (1)	563,385	127	1,829,690	14,764
Depreciation and amortization	9,224	8,148	27,756	20,499
Change in fair value of contingent consideration liability	(242)	—	58	—
Loss from operations	$(653,021)	$(26,672)	$(1,974,444)	$(143,732)

(1) Includes $0.2 million and $7.2 million in employer payroll taxes for the three and nine months ended September 30, 2022, respectively. Employer payroll taxes for the three and nine months ended September 30, 2021 were not material.

12. Significant Collaboration Transactions

The Company has entered into several collaboration, license and similar arrangements under which it provides research and development services to its Platform Ventures and Structured Partnerships. Other than as described below and in Note 5 related to the deconsolidation of Verb and Ayana, during the three and nine months ended September 30, 2022 and 2021, there were no material changes to the Company’s arrangements with its Platform Ventures and Structured Partnerships. For a description of these arrangements and the related accounting conclusions, refer to Note 20 to the audited consolidated financial statements included in the Company's Current Report on Form 8-K dated October 4, 2022. Refer to Notes 4 and 5 for additional details on the Company’s investments and Note 14 for a summary of transactions with related parties.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

BiomEdit, LLC

In April 2022, the Company, along with one of its investors and third-party investors, including Elanco Animal Health Inc. (“Elanco”), launched BiomEdit, LLC (“BiomEdit”), a microbiome innovation company that intends to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the field of animal health. Concurrently with the launch, the Company entered into (i) an Intellectual Property Contribution Agreement (“BiomEdit IP Agreement”) that granted BiomEdit a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“BiomEdit TDA”) that establishes the terms under which the Company will provide technical research and development services, and (iii) a Common Unit Issuance Agreement (“BiomEdit CUIA”) which compensates the Company for its intellectual property contribution. Contemporaneous with these agreements, BiomEdit entered into a Series A Preferred Unit Purchase Agreement under which it sold 6,662,500 Series A preferred units to one of the Company’s investors and a third-party investor, for aggregate proceeds of approximately $32.5 million. BiomEdit also agreed to issue an additional 1,537,500 Series A preferred units to one or more purchasers reasonably acceptable to the existing holders of Series A preferred units provided that such subsequent sale occurs on or prior to December 31, 2022.

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

The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $1.3 million and $5.9 million loss on its equity method investment in BiomEdit during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the carrying value of the equity method investment in BiomEdit is $3.0 million.

The relationship with BiomEdit is a vendor-customer relationship and is within the scope of ASC 606, as the provision of services and corresponding license rights are considered a part of the Company’s ordinary activities. The common units issued to the Company represent non-cash consideration. While the BiomEdit TDA has been executed by the parties and provides the payment terms for future services, the BiomEdit TDA does not provide for any transfer of goods or services between the parties. However, the Company will provide licenses and services upon execution of the contemplated TDPs. Accordingly, the Company concluded that the BiomEdit TDA, in combination with the BiomEdit CUIA, met the definition of a contract under ASC 606. Each TDP executed under the BiomEdit TDA will be accounted for in accordance with ASC 606. As of September 30, 2022, the Company had not executed any TDPs with BiomEdit. Therefore, the fair value of the fixed non-cash consideration of $8.9 million is recorded in other non-current liabilities on the condensed consolidated balance sheet.

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

13. Net Loss per Share

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2022	2021
Warrants to purchase Class A common stock	51,824,895	51,824,925
Outstanding stock options	19,541,474	29,199,113
Unvested RSUs	215,669,400	254,254,142
Unvested RSAs	48,725	241,754
Earnout shares (1)	160,132,478	205,602,316
	447,216,972	541,122,250

(1) Represents earnout shares for which the service-based vesting conditions and/or market conditions have not been met.

14. Related Parties

The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accounts receivable:
Joyn	$4	$5
Motif	—	3,020
Allonnia	580	849
Arcaea	479	724
Verb	607	—
Ayana	425	—
	$2,095	$4,598
Deferred revenue, current and non-current:
Joyn	$1,785	$4,608
Motif	51,933	52,171
Genomatica	8,611	17,111
Allonnia	35,876	38,016
Arcaea	40,628	47,356
Other equity investees	214	1,559
	$139,047	$160,821

Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foundry revenue:
Joyn	$694	$1,515	$2,842	$4,267
Motif	83	6,099	1,930	16,203
Genomatica	2,737	3,279	8,500	9,480
Allonnia	580	913	4,240	4,277
Arcaea	4,014	1,316	10,311	2,507
Verb	825	—	1,763	—
Ayana	685	—	685	—
Other equity investees	414	2	1,286	12
	$10,032	$13,124	$31,557	$36,746

In April 2022, the Company provided convertible note financing to its equity method investee, Joyn, in the principal amount of $3.0 million for general working capital purposes. In June 2022, the Company agreed to invest up to an additional $7.0 million in Joyn pursuant to one or more additional notes on substantially the same terms as the April note. As of September 30, 2022, the Company has funded all of its $7.0 million commitment to Joyn. Each convertible promissory note is unsecured, matures on March 31, 2023 and bears interest at 4.5% per annum. The notes are automatically convertible into equity at a 20% discount upon a qualifying equity financing. Additionally, the Company can elect to convert the notes into equity at a 20% discount upon a non-qualifying equity financing, at maturity, or elect to be repaid in cash upon a change in control or initial public offering. The Company evaluated the notes’ conversion and redemption features for embedded derivatives and determined that there is no embedded derivative to record. The Company also determined that the convertible notes are not in-substance common stock and therefore are not considered an additional investment in the equity method investee. The convertible notes are accounted for as notes receivable, measured at amortized cost and evaluated for impairment at each reporting date. During the three months ended September 30, 2022, the carrying amount of the notes was reduced by $3.9 million, which represents the excess loss on the equity method investment in Joyn over the carrying value of the investment, which has been reduced to zero during the period. The carrying amount of the notes receivable was $6.2 million as of September 30, 2022 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Refer to Notes 4 and 12 for additional details on the Company’s investments and equity method investments held in its related parties.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15. Subsequent Events

Zymergen Acquisition

On October 19, 2022, Ginkgo completed the previously announced acquisition contemplated by that certain Agreement and Plan of Merger, dated as of July 24, 2022 (the “Merger Agreement”), among Zymergen, a Delaware public benefit corporation, Ginkgo, and Pepper Merger Subsidiary Inc., a Delaware corporation and an indirect wholly owned subsidiary of Ginkgo (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Zymergen (“the Merger”), with Zymergen surviving the Merger as a wholly owned subsidiary of Ginkgo. As consideration for the transaction, the Company delivered to Zymergen common stockholders approximately 96,889,821 shares of Ginkgo Class A common stock valued at closing at $236.4 million (based on Ginkgo’s closing stock price on October 19, 2022 of $2.44).

Bayer Asset Purchase

On October 17, 2022, Ginkgo closed the previously announced transaction with Bayer CropScience LP, a Delaware limited partnership (“Bayer”), pursuant to which the Company acquired certain assets and liabilities of Bayer, including Bayer’s 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform. As consideration for the net assets acquired, the Company paid Bayer $80.0 million in cash at closing.

Concurrently with the closing, Bayer and Ginkgo entered into a termination agreement, which agreement initiates the dissolution of Joyn, the joint venture created by Ginkgo and Bayer in 2017. The dissolution terms provide for the disbursement of contributed intellectual property back to the respective owners, the disbursement of a joint ownership of certain intellectual property rights created by Joyn, including with respect to Joyn’s nitrogen fixation technology to each party, the disbursement of property and equipment as agreed to by the parties, the assumption by Ginkgo of Joyn's two real estate leases and the transfer of certain employees to Ginkgo. Dissolution costs will be shared equally among Bayer and Ginkgo.

Concurrently with the closing, Bayer and Ginkgo also entered into a Technical Development Agreement, under which (i) Ginkgo will grant Bayer exclusive licenses to Ginkgo’s joint ownership right, title and interest to Joyn’s nitrogen fixation intellectual property, (ii) for a three-year period, the parties will research, develop and produce microbial strains and related processes to enable the research, development, production, manufacturing and commercialization of Bayer products in agriculture as part of cell programs pursuant to Technical Development Plans agreed to by the parties, including one targeted to nitrogen fixation and (iii) for a three-year period, Ginkgo will provide certain non-cell-engineering services to Bayer related to product support as described in statements of work agreed to by the parties. In consideration for all programs, services and related licenses, Ginkgo will receive equal quarterly installments over the three-year term plus royalties on worldwide net sales of certain Bayer products developed under the Technical Development Agreement.

Circularis Acquisition

On October 4, 2022, the Company acquired Circularis Biotechnologies, Inc. (“Circularis”), a biotechnology company with a proprietary circular RNA and promoter screening platform. The acquisition was funded with $5.0 million in cash and approximately 4.5 million shares of Ginkgo Class A common stock. The purchase price is subject to net working capital and other customary adjustments and includes contingent consideration of up to $40.0 million payable primarily upon the achievement of certain clinical trial milestones over a five-year period. The contingent payments, if achieved, are payable in cash or Class A common stock at the election of the Company.

2022 Inducement Plan

On October 16, 2022, the Company's Board of Directors adopted the Ginkgo Bioworks Holdings, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”), which is a non-shareholder approved equity incentive plan adopted pursuant to the “inducement exception” provided under NYSE Listed Company Manual Section 303A.08. Pursuant to the terms of the 2022 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards as an inducement material to individuals being hired or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, including in connection with a merger or acquisition. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Company’s 2021 Incentive Award Plan. The Company has reserved 25 million shares of the Company’s common stock (which may be shares of Class A common stock or Class B common stock) for issuance under the 2022 Inducement Plan.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Bolt Threads Note Purchase

On October 14, 2022, the Company entered into a senior secured note purchase agreement with Bolt Threads, Inc. (“Bolt Threads”) in the amount of $30.0 million. The note matures in October 2024, bears interest equal to the Treasury rate plus 6% per year and is secured by substantially all of Bolt Thread’s assets including trademarks and patents. Concurrently with the note purchase agreement, the Company entered into a Technical Development Agreement with Bolt Threads under which the Company will perform research and development services pursuant to Technical Development Plans agreed to by the parties in return for consideration on a fixed fee or cost-plus basis plus royalties on net sales of Bolt Thread products developed under the Technical Development Agreement.

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

Joyn Bio, LLC

Founded in 2017, Joyn Bio, LLC (“Joyn”) was formed to focus on engineered microbes for use in agricultural applications. Along with certain of our investors, we formed Cooksonia, LLC (“Cooksonia”) which holds a 50% equity interest in Joyn. Bayer CropScience LP (“Bayer”) contributed cash of $80 million plus intellectual property and holds the remaining 50% equity interest in Joyn. We provided license rights to our intellectual property and platform at inception in return for our equity interest in Joyn, which was recorded at an initial fair value of $97.9 million and has been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Foundry Services Agreement (“Joyn FSA”) with Joyn under which we provide R&D services. Joyn paid us a total of $35.0 million in non-refundable prepayments for services to be provided under the Joyn FSA. In July 2022, we entered into an APA with Bayer to integrate certain R&D platform assets of Joyn. Refer to the section entitled “Acquisition” below for additional discussion.

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

Allonnia, LLC

Founded in 2019, Allonnia, LLC (“Allonnia”) was formed to focus on the application of synthetic biology in the waste bioremediation and biorecovery industries. We entered into an intellectual property contribution agreement that granted Allonnia rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received common units in Allonnia with a right to additional units subject to additional closings of Allonnia’s Series A preferred units. The initial fair value of our common units received in Allonnia was $24.5 million, subsequently increased by $12.7 million in 2021, all of which has been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Allonnia was capitalized through Series A preferred unit financings that raised approximately $52 million in gross proceeds from an investor group which included certain of our investors and Battelle Memorial Institute. Ginkgo also entered into a Technical Development Agreement with Allonnia under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

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

Ayana Bio, LLC

Founded in September 2021, Ayana Bio, LLC (“Ayana”) was formed to identify and design new bioactive compounds for use as complementary medicine to support human health and wellness. Ayana was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9,000,000 common units (representing 100% of common units at inception) of Ayana and have also provided Ayana with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the third quarter of 2022, we consolidated Ayana as a variable interest entity. In the third quarter of 2022, we deconsolidated Ayana and began accounting for our retained investment in Ayana as an equity method investment. The initial carrying value of the equity method investment in Ayana was equal to the fair value of our retained interest of $16.0 million as of the deconsolidation date which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment.

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

BiomEdit, LLC

Founded in April 2022, BiomEdit, LLC (“BiomEdit”) was formed to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the animal health industry. BiomEdit was capitalized through a Series A preferred unit financing that raised approximately $32.5 million in gross proceeds from an investor group which included one of our investors. In April 2022, we entered into an intellectual property contribution agreement that granted BiomEdit rights to our intellectual property, subject to mutually agreed upon technical development plans and, in return, we received 3.9 million voting common units in BiomEdit. In addition, Elanco also contributed intellectual property in exchange for 3.9 million non-voting common units in BiomEdit. The initial fair value of our common units received in BiomEdit was $8.9 million which has subsequently been reduced to a carrying value of $3.0 million as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with BiomEdit under which we will provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Structured Partnerships

Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the Foundry usage fees including the ability to pay a portion or all of such upfront fees in the form of equity, in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the nine months ended September 30, 2022, we have entered into seven Startup Structured Partnerships, which provided for payments of Foundry usage fees with convertible financial instruments and equity securities in the aggregate amount of $18.1 million, which will be recognized as revenue over our period of performance. Prior to 2022, we entered into five Startup Structured Partnerships in which we received $16.5 million in upfront consideration in the form of equity interests that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of September 30, 2022, the carrying value of the investment is $44.9 million and reflects the historical cost less an impairment loss recognized in the second quarter of 2022.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of September 30, 2022, the fair value of Synlogic common stock and warrants was $6.0 million and $2.4 million, respectively.

See Notes 4 and 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.

Key Business Metrics

A cell program (or “program”) is the work we do for our customers to enable their product(s) of interest. Programs are defined by a technical development plan or objective. We generally exclude proof-of-concept projects and other exploratory work undertaken on a customer’s behalf from the program count. In the near-term, programs deliver multi-year revenue from platform usage fees. Over the long-term, program growth drives a physical infrastructure scale economic through our Foundry, a data and learning scale economic through our Codebase and accumulation of downstream value share. Our key business metrics comprise New Programs, Current Active Programs, and Cumulative Programs.

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM[1] September 30,
	2022	2021	2022	2021	2022
New Programs	15	10	39	21	49
Current Active Programs	85	54	92	61	99
Cumulative Programs	144	95	144	95	144
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

Zymergen Acquisition

On October 19, 2022, we completed the previously announced acquisition contemplated by that certain Agreement and Plan of Merger, dated as of July 24, 2022 (the “Merger Agreement”), among Zymergen Inc., (“Zymergen”), Ginkgo, and Pepper Merger Subsidiary Inc., an indirect wholly owned subsidiary of Ginkgo (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary merged with and into Zymergen (the “Merger”), with Zymergen surviving the Merger as a wholly owned subsidiary of Ginkgo. As consideration for the transaction, we delivered to Zymergen common stockholders approximately 96,889,850 shares of Ginkgo Class A common stock valued at closing at $236.4 million (based on Ginkgo’s closing stock price on October 19, 2022 of $2.44).

For additional information, see our Form 8-K filed with the SEC on October 19, 2022.

Bayer Asset Purchase

On October 17, 2022, we closed the previously announced transaction with Bayer, under which we acquired certain assets and liabilities of Bayer, including Bayer's 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform. As part of the acquisition, we plan to integrate certain research and development platform assets of Joyn, the joint venture created by Ginkgo and Bayer in 2017. The acquisition is expected to expand our platform capabilities in agricultural biologicals. As consideration for the assets acquired, we paid Bayer $80.0 million in cash at closing. Concurrently with the closing, we entered into a multi-year collaboration with Bayer to advance multiple cell programs in exchange for quarterly installments and royalty-based downstream value.

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

As the successor to an SEC-registered and publicly-traded company, we have hired and will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification and resulted in approximately $492.7 million and $1,607.7 million of stock-based compensation expense recognized in the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense also included $56.2 million and $185.3 million in the three and nine months ended September 30, 2022, respectively, related to RSU earnout shares which were subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021.

Components of Results of Operations

Revenue

Foundry Revenue

We generate Foundry revenue through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) Foundry usage fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and (iii) royalties related to cost of goods sold reductions realized by our customers. For the three and nine months ended September 30, 2022 and 2021, royalties did not comprise a material amount of our revenue.

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

Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with XpresCheck and the CDC, as well as through other congregate settings such as our partnership with Eurofins and Quest Laboratories in the state of Texas. In the future, we believe that testing services may have a value proposition internationally and in other use cases including wastewater monitoring and air monitoring. The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain beyond 2022 and is subject to seasonality as the demand for COVID-19 testing in schools is diminished during summer vacations and other school breaks.

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

During the three and nine months ended September 30, 2022, R&D expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

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

During the three and nine months ended September 30, 2022, G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

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

(Loss) Gain on Investments

(Loss) gain on investments includes the change in fair value of our marketable equity securities in publicly-traded companies and impairment losses recognized on non-marketable equity securities in privately-held companies.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities includes the change in fair value of the private placement warrants (“Private Placement Warrants”) and publicly-traded warrants (“Public Warrants”) assumed as part of the Business Combination and classified as liabilities.

Gain on Deconsolidation of Subsidiaries

Gain on deconsolidation of subsidiaries relates to our deconsolidation of variable interest entities, Verb and Ayana, in the first and third quarters of 2022, respectively. The deconsolidation resulted in the removal of Verb and Ayana’s assets, liabilities and non-controlling interest balances from our balance sheet and the recognition of our retained interest in each entity measured at fair value as of the deconsolidation date.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of changes in fair value of our Access Bio Convertible Notes and the Glycosyn Promissory Note accounted for under the fair value option, sublease rent income and loss on disposal of equipment.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated statements of operations for each period presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Foundry revenue	$24,679	$34,737	$(10,058)	$90,409	$78,833	$11,576
Biosecurity revenue:
Product	5,190	8,492	(3,302)	23,024	14,622	8,402
Service	36,529	34,381	2,148	265,988	71,888	194,100
Total revenue	66,398	77,610	(11,212)	379,421	165,343	214,078
Costs and operating expenses:
Cost of Biosecurity product revenue	2,660	3,430	(770)	13,199	15,185	(1,986)
Cost of Biosecurity service revenue	21,995	18,872	3,123	160,799	47,927	112,872
Research and development (1)	259,580	53,021	206,559	871,488	164,637	706,851
General and administrative (1)	435,184	28,959	406,225	1,308,379	81,326	1,227,053
Total operating expenses	719,419	104,282	615,137	2,353,865	309,075	2,044,790
Loss from operations	(653,021)	(26,672)	(626,349)	(1,974,444)	(143,732)	(1,830,712)
Other (expense) income:
Interest income (expense), net	5,820	(528)	6,348	7,097	(1,481)	8,578
Loss on equity method investments	(22,711)	(39,651)	16,940	(53,764)	(72,621)	18,857
(Loss) gain on investments	(1,758)	(12,368)	10,610	(39,981)	3,009	(42,990)
Change in fair value of warrant liabilities	(12,445)	(18,482)	6,037	96,099	(18,482)	114,581
Gain on deconsolidation of subsidiaries	15,989	—	15,989	31,889	—	31,889
Other (expense) income, net	(957)	(4,911)	3,954	629	863	(234)
Total other (expense) income, net	(16,062)	(75,940)	59,878	41,969	(88,712)	130,681
Loss before income taxes	(669,083)	(102,612)	(566,471)	(1,932,475)	(232,444)	(1,700,031)
Income tax benefit	(28)	(207)	179	(257)	(797)	540
Net loss	(669,055)	(102,405)	(566,650)	(1,932,218)	(231,647)	(1,700,571)
Net loss attributable to non-controlling interest	—	(524)	524	(3,833)	(2,256)	(1,577)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(669,055)	$(101,881)	$(567,174)	$(1,928,385)	$(229,391)	$(1,698,994)

(1) In the three and nine months ended September 30, 2022, R&D and G&A expenses included a significant charge to stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with Business Combination”). Total stock-based compensation expense, inclusive of $0.2 million and $7.2 million in employer payroll taxes for the three and nine months ended September 30, 2022, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$187,019	$20	$670,650	$60
General and administrative	376,366	107	1,159,040	14,704
Total	$563,385	$127	$1,829,690	$14,764

Foundry Revenue

Foundry revenue decreased $10.1 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a downstream value share payment received in the third quarter of 2021 upon the achievement of a commercial milestone.

Foundry revenue increased $11.6 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to progress of Current Active Programs with existing and new customers, including an increase in the downstream value share payment received in the second quarter of 2022 as compared to the downstream value share payment received in the third quarter of 2021 upon the achievement of a commercial milestone in each respective period. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical and/or commercial milestones before contributing in a meaningful way to revenue.

The total number of Current Active Programs increased from 54 to 85 in the three months ended September 30, 2021 and 2022, respectively. In the third quarter of 2022, 15 New Programs commenced compared to 10 New Programs in the comparable prior year period. Cumulative Programs increased from 95 to 144 in the three months ended September 30, 2021 and 2022, respectively. The number of active customers increased from 27 to 43 in the three months ended September 30, 2021 and 2022, respectively.

The total number of Current Active Programs increased from 61 to 92 in the nine months ended September 30, 2021 and 2022, respectively. In the nine months ended September 30, 2022, 39 New Programs commenced compared to 21 New Programs in the comparable prior year period. Cumulative Programs increased from 95 to 144 in the nine months ended September 30, 2021 and 2022, respectively. The number of active customers increased from 30 to 45 in the nine months ended September 30, 2021 and 2022, respectively.

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

Biosecurity Revenue

Biosecurity revenue decreased $1.2 million in the three months ended September 30, 2022 compared to the same period in 2021 and was comprised of a decrease in product revenue of $3.3 million offset by an increase in service revenue of $2.1 million.

Biosecurity revenue increased $202.5 million in the nine months ended September 30, 2022 compared to the same period in 2021 and was comprised of an increase in product revenue of $8.4 million and an increase in service revenue of $194.1 million.

The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain beyond 2022.

Cost of Biosecurity Product Revenue

Cost of Biosecurity product revenue decreased $0.8 million and $2.0 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

The decrease was driven by decreased demand for our COVID-19 testing products.

Cost of Biosecurity Service Revenue

Cost of Biosecurity service revenue increased $3.1 million and $112.9 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

The increase was driven by increased demand for our COVID-19 testing services.

Research and Development Expenses

Research and development expenses increased $206.6 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was attributable to increases in personnel-related compensation and benefits expense of $7.9 million, professional fees of $3.7 million, outside services expense of $2.8 million, software and technology expense of $2.2 million, rent and facilities expense of $2.1 million, and depreciation and amortization expense, lab supplies and other direct and allocated overhead expenses of $0.9 million. The remaining change was attributable to an increase in stock-based compensation expense of $187.0 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Research and development expenses increased $706.9 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was attributable to increases in personnel-related compensation and benefits expense of $12.6 million, professional fees of $7.2 million, depreciation and amortization expense of $5.9 million, rent and facilities expense of $5.6 million, software and technology expense of $5.4 million, outside services expense of $5.2 million and non-capitalized equipment expense of $2.7 million, partially offset by a decrease in lab supplies of $5.9 million as a result of lower research and development expenses related to our Biosecurity offering and a decrease in other direct and allocated overhead expenses of $2.4 million. The remaining change was attributable to an increase in stock-based compensation expense of $670.6 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

General and Administrative Expenses

General and administrative expenses increased $406.2 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was attributable to increases in professional fees of $16.7 million primarily as a result of becoming a public company and supporting business scaling, personnel-related compensation and benefits expense of $10.4 million, insurance expense of $2.7 million, and other direct and allocated overhead expenses of $0.1 million. The remaining increase was attributable to stock-based compensation expense of $376.3 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

General and administrative expenses increased $1,227.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was attributable to increases in professional fees of $38.4 million primarily as a result of becoming a public company and supporting business scaling, personnel-related compensation and benefits expense of $26.1 million, insurance expense of $9.2 million, marketing expense of $3.2 million, travel and entertainment expense of $2.9 million, software and technology expense of $2.4 million, depreciation and amortization expense of $1.3 million, rent and facilities expense of $0.7 million, partially offset by a decrease in business taxes and other direct and allocated overhead expenses of $1.4 million. The remaining increase was attributable to stock-based compensation expense of $1,144.3 million (inclusive of employer payroll taxes) primarily as a result of the modification of the vesting terms of RSUs and certain earnout shares in the fourth quarter of 2021 (as further described above in “Modification of Equity Awards in Connection with Business Combination”).

Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Foundry and Biosecurity revenue, merger and acquisition activity and activities related to becoming a public company.

Interest Income (Expense)

Interest income (expense) increased $6.3 million and $8.6 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was due to higher cash balances and increases in interest rates on cash held in money market accounts.

Loss on Equity Method Investments

Loss on equity method investments decreased $16.9 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to our equity method investments in Ayana, BiomEdit, Joyn and Arcaea. Upon the deconsolidation of Ayana in the third quarter of 2022, we recorded a $16.0 million loss on our retained investment in Ayana due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. We recorded a $1.3 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method in the third quarter of 2022. Our share of Joyn's losses under the HLBV method increased by $1.0 million in the third quarter of 2022 compared to the third quarter of

2021. The increase in losses related to Ayana, BiomEdit and Joyn were offset by a decrease in loss related to Arcaea. The fair value of the additional equity we received in Arcaea of $35.5 million during the three months ended September 30, 2021 was reduced to zero during the period as a result of the application of the HLBV method.

Loss on equity method investments decreased $18.9 million in the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to our equity method investments in BiomEdit, Verb, Ayana, Joyn, Arcaea and Allonnia. During the nine months ended September 30, 2022, we recorded a $5.9 million loss on our equity method investment in BiomEdit as a result of the application of the HLBV method. Upon the deconsolidation of Verb and Ayana during the nine months ended September 31, 2022, we recorded an aggregate $31.9 million loss on our retained investment in Verb and Ayana due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investments. Our share of Joyn's losses under the HLBV method increased by $3.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase in losses related to BiomEdit, Verb, Ayana and Joyn were offset by a decrease in losses related to Arcaea and Allonnia. The fair value of the initial equity we received in Arcaea of $47.4 million during the nine months ended September 30, 2021 was reduced to zero during the period as a result of the application of the HLBV method. The fair value of the additional equity we received in Allonnia of $12.7 million during the nine months ended September 30, 2021 was also reduced to zero during the period as a result of the application of the HLBV method.

Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of Verb, Ayana, Arcaea or Allonnia, no further losses on these equity method investments were recognized during the periods presented.

(Loss) Gain on Investments

Loss on investments decreased $10.6 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was driven by fluctuations in the stock prices of our marketable equity securities.

We recorded a loss on investments of $40.0 million in the nine months ended September 30, 2022 compared to a gain of $3.0 million the same period in 2021. The change of $43.0 million was driven by fluctuations in the stock prices of our marketable equity securities and a $10.1 million impairment loss recognized on our investment in Genomatica preferred stock.

Change in Fair Value of Warrant Liabilities

The loss on the change in fair value of warrant liabilities decreased $6.0 million in the three months ended September 30, 2022 compared to the same period in 2021. We recorded a gain on the change in fair value of warrant liabilities of $96.1 million for the nine months ended September 30, 2022 compared to a loss of $18.5 million for the nine months ended September 30, 2021. The change in fair value of warrant liabilities is primarily driven by changes in our stock price.

Gain on Deconsolidation of Subsidiaries

Gain on deconsolidation of subsidiaries relates to our deconsolidation of Verb and Ayana and consisted of our $15.9 million and $16.0 million retained interests in Verb and Ayana, respectively, measured at fair value as of the deconsolidation date.

Other (Expense) Income, Net

Other expense, net decreased $4.0 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a decrease in the loss on the change in fair value of the Access Bio Convertible Notes and the Glycosyn Promissory Note, an increase in sublease rent income, offset by loss on disposal of equipment.

Other income, net was relatively unchanged in the nine months ended September 30, 2022 compared to the same period in 2021.

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

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain on deconsolidation of subsidiaries, acquired in-process research and development in connection with asset acquisitions, and other income and expenses. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items. Adjusted EBITDA includes non-cash adjustments such as stock-based compensation, gain or loss on equity method investments, and gain or loss on changes in fair value of our investments, warrant liabilities, notes receivable and contingent consideration liability. Adjusted EBITDA also considers cash components which are not part of our ongoing operating results such as gains related to settlement payments and transaction and integration costs incurred in connection with mergers and acquisitions.

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

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(669,055)	$(101,881)	$(1,928,385)	$(229,391)
Interest (income) expense, net	(5,820)	528	(7,097)	1,481
Income tax benefit	(28)	(207)	(257)	(797)
Depreciation and amortization	9,506	8,279	28,602	21,073
EBITDA	(665,397)	(93,281)	(1,907,137)	(207,634)
Stock-based compensation (1)	563,385	127	1,829,690	14,764
Loss on equity method investments (2)	22,711	39,127	52,927	70,365
Loss (gain) on investments	1,758	12,368	39,981	(3,009)
Change in fair value of warrant liabilities	12,445	18,482	(96,099)	18,482
Gain on deconsolidation of subsidiaries	(15,989)	—	(31,889)	—
Merger and acquisition related expenses (3)	12,017	—	18,579	—
In-process research and development (4)	—	—	1,605	—
Other (5)	(561)	5,192	(229)	421
Adjusted EBITDA	$(69,631)	$(17,985)	$(92,572)	$(106,611)
(1)
For the three and nine months ended September 30, 2022, includes employer payroll taxes of $0.2 million and $7.2 million, respectively.
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
(5)
For the three and nine months ended September 30, 2022, includes changes in fair value of the Access Bio Convertible Notes and the Glycosyn Promissory Note. For the three and nine months ended September 30, 2021, includes changes in fair value of the Access Bio Convertible Notes and the Glycosyn Promissory Note as well as gain related to a settlement payment.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the Business Combination, our sources of liquidity have been predominantly cash flows from equity offerings, convertible notes offerings, payments received for R&D services under license and collaboration arrangements including those received on an upfront basis and upon accomplishment of milestones, payments received from Biosecurity product sales and services, and government grants. Upon the closing of the Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from the PIPE Investment. As of September 30, 2022, we had cash and cash equivalents of $1,302.6 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

Other than as described below, during the first nine months of 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Purchase Obligations

In March 2022, we entered into a four-year noncancelable supply agreement for the purchase of diverse products including synthetic DNA. Under the agreement, we are obligated to spend a minimum of $58.0 million over the four-year term, with approximately $8.5 million payable in the next 12 months.

Operating Leases

In August and June 2022, we entered into amendments to our corporate headquarters leases in Boston, Massachusetts, which are expected to increase our total base rent payments by approximately $86.4 million over the life of the leases beginning in March 2023 through January 2036, with approximately $4.0 million due in the next 12 months.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(147,497)	$(88,277)
Investing activities	(97,134)	(77,485)
Financing activities	(2,596)	1,545,188
Effect of exchange rate changes	(191)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(247,418)	$1,379,418

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 consisted of net loss of $1,932.2 million, adjusted for net change in operating assets and liabilities of $18.3 million and non-cash charges of $1,803.0 million. The net change in operating assets and liabilities was primarily due to a $20.5 million decrease in accounts receivable due to timing of collections on our Biosecurity contracts, an $8.3 million decrease in prepaid expenses and other current assets, partially offset by a $15.6 million decrease in accrued expenses and other current liabilities and a $35.4 million decrease in deferred revenue. Non-cash charges primarily consisted of $28.6 million in depreciation and amortization expense, $1,822.5 million in stock-based compensation expense, $53.8 million loss on equity method investments, $40.0 million loss on investments, partially offset by $18.1 million of non-cash equity consideration received from a customer upon achievement of a milestone, $96.1 million gain on the change in fair value of warrant liabilities and $31.9 million gain on the deconsolidation of Verb and Ayana.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of net loss of $231.6 million, adjusted for net change in operating assets and liabilities of $30.8 million and non-cash charges of $112.6 million. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable of $27.8 million and a decrease in deferred revenue of $5.5 million, partially offset by a decrease in prepaid expenses and other current assets of $5.6 million, an increase in accrued expenses and other current liabilities of $29.6 million and an increase in other non-current liabilities of $29.1 million. Non-cash adjustments primarily consisted of depreciation and amortization of $21.1 million, stock-based compensation expense of $14.8 million, loss on equity method investments of $72.6 million, loss on change in fair value of warrant liabilities of $18.5 million, partially offset by a gain on investments of $3.0 million and non-cash equity consideration received of $12.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of purchases of property and equipment of $26.6 million associated with Foundry capacity and capability investments, investment in equity securities of $3.7 million, relinquishment of $55.7 million in cash upon the deconsolidation of Verb and Ayana, $10.0 million convertible note financing provided to Joyn and $0.7 million related to business and asset acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2021 primarily consisted of purchases of property and equipment of $51.4 million associated with Foundry capacity and capability investments, purchase of non-marketable equity securities of $5.0 million and acquisition of Dutch DNA Biotech B.V. of $21.4 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 primarily consisted of principal payments on capital leases and lease financing obligation, tax withholding payments related to net share settlement of equity awards and payment of contingent consideration related to a business acquisition.

Net cash used in financing activities for the nine months ended September 30, 2021 primarily consisted of net proceeds from the Business Combination of $1,510.9 million, non-controlling interest contributions of $60.0 million related to our previously consolidated VIEs, Ayana and Verb, partially offset by repurchases of common stock from our founders of $25.0 million.

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

Foreign Currency Fluctuation Risk

We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $2.4 million and $6.2 million for the three and nine months ended September 30, 2022, respectively. Foreign currency translation adjustments were $0.9 million for the three and nine months ended September 30, 2021. Additionally, we have contracted with and may continue to contract with foreign vendors.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may in the ordinary course of business the Company may be named as a defendant in lawsuits, indemnity claims and other legal proceedings. Except as described below, the Company does not believe any pending litigation to be material, or that the outcome of any such pending litigation, in management’s judgment based on information currently available, would have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

As disclosed in Note 15, the Company completed its merger with Zymergen on October 19, 2022. On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Shankar v. Zymergen Inc. et al., Case No. 3:21-cv-06028-JCS. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, its IPO underwriters, and certain former Zymergen stockholders as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 4:21-cv-08723. The complaint names certain of Zymergen’s former officers and directors and Zymergen as nominal defendants based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs.

In addition, certain government agencies, including the SEC, have requested information related to Zymergen’s August 3, 2021 disclosure. Zymergen is cooperating fully.

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

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $669.1 million and $1,928.4 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $4,226.3 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity offering. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from our biosecurity offering. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

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

We have consumed considerable amounts of capital to date, and we expect to incur continued net losses over the next several years as we continue to develop our business, advance our programs, expand and enhance our platform, and make the capital investments necessary to scale up our Foundry operations and Codebase assets. We have used, and may continue to use, additional capital for our biosecurity offering, strategic investments and acquisitions. We believe that our cash and cash equivalents, short-term investments, and interest earned on investments will be sufficient to meet our projected operating requirements for several years and until we reach profitability. However, these assumptions may prove to be incorrect and we could exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with our programs, including risks and uncertainties that could impact the rate of progress of our programs, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

We do not currently have any commitments for future funding. We may receive fees, milestones, and royalty payments under our customer agreements, but these are not guaranteed. Additionally, we may sell our equity interests in certain subsidiaries or collaborations but most of these equity stakes are in private companies and we may not be able to find a buyer or may incur significant impairment if we sell these positions for liquidity. We may not receive any further funds under those agreements, the funds we receive may be lower than projected, or our program costs may be higher than projected. In addition, we may not be able to sign new customer agreements or enter into new development plans with existing customers with adequate funds to cover program development expenses. As a result of these and other factors, we do not know whether additional financing will be available when needed, or, if available, whether such financing would be on terms favorable to our stockholders or us.

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

We have experienced substantial growth in our business since inception, including as a result of our recent acquisitions, which has placed and may continue to place significant demands on our company culture, operational infrastructure, and management. We believe that our culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing a culture of empowerment of, and active engagement by, our employees. As we expand our business, integrate employees and technology from our recent acquisitions, and mature as a public company, we may find it difficult to maintain our culture while managing this growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could be detrimental to future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our objectives. This, in turn, could adversely affect our business, results of operations, and financial condition.

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

We could become involved in securities or shareholder litigation and other related matters, which could be expensive and time-consuming. Such litigation and related matters could harm our business.

We may be a target for securities and shareholder lawsuits in the future, including lawsuits filed in connection with the Zymergen Merger. In addition, shareholder litigation is pending against Zymergen and certain of its former officers and directors in connection with Zymergen’s April 2021 initial public offering. The outcome of such pending and potential litigation is uncertain. Such disputes, including any related governmental or regulatory investigations, could result in an adverse effect on our business, results of operations, financial condition, reputation and cash flows, and could adversely impact the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and could impose a significant burden on management and employees. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

If we cannot maintain and expand current customer partnerships and enter into new customer partnerships, our business could be adversely affected.

We do not generate substantial revenue from our own products, and instead generate revenue from customer collaborations in which we provide services, and also receive downstream value in the form of royalties, equity, or milestone payments. As a result, our success depends on our ability to expand the number, size and scope of our customer collaborations. Our ability to win new business depends on many factors, including our reputation in the market, the quality of our service offerings relative to alternatives, the pricing and efficiency of our services relative to alternatives, our technical capabilities, our sales team effectiveness, and the customer’s ability to fund new work. If we fail to maintain a position of strength in any of these factors, our ability to either sign new customer collaborations or launch new programs with existing customers may suffer and this could adversely affect our prospects. Additionally, in the process of developing programs, we generate Foundry know-how and accumulate meaningful biological and data assets, including optimized proteins and organisms, characterized genetic parts, enhanced understanding of metabolic pathways, biological, chemical, and genetic libraries, and other elements of biological data. Data and know-how generated from our programs provide the basis for expanded capabilities that we believe further supports our customer collaborations. As a result, in addition to reducing our revenue or delaying the development of our programs, the loss of one or more of our customer relationships or the failure to add new customers or programs may hinder our accumulation of such information, thus hindering our efforts to advance our technological differentiation and improve our platform.

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

We currently own and may in the future own equity interests in other operating companies, including with respect to certain of our customers; consequently, we have exposure to the volatility and liquidity risks inherent in holding their equity and overall operational and financial performance of these businesses.

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

Since our founding, we have helped to launch new companies (such as BiomEdit, LLC, Motif FoodWorks, Inc., Allonnia LLC, Arcaea, LLC (formerly known as Kalo Ingredients, LLC), Ayana Bio, LLC and Verb Biotics, LLC) by bringing together strategic and financial investors to secure funding for these early stage and small companies. Going forward, we intend to continue to leverage our own balance sheet and partner with investors to enable companies at all stages to benefit from our platform.

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

We may be unable to complete future strategic acquisitions or successfully integrate strategic acquisitions which could adversely affect our business and financial condition.

Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. In addition, any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by acquisitions, investments, transition and/or integration activities. See “Risks Related to the Zymergen Merger.”

We have in the past, and in the future may continue to pursue strategic acquisitions and investments that are dilutive to our stockholders, and such strategic acquisitions or investments could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and, as appropriate opportunities become available, we may acquire additional businesses, assets, technologies, or products to enhance our business in the future, but our ability to do so successfully cannot be ensured. We have also made investments in companies that we view as synergistic with our business. Although we conduct due diligence on these acquisitions and investments, such processes may underestimate or fail to reveal significant liabilities and we could incur losses resulting from liabilities of the acquired business that are not covered by indemnification we may obtain from the seller. Even if we identify suitable opportunities, including pending transactions, we may not be able to complete such acquisitions on favorable terms or at all, which could damage our business. Additionally, pursuing acquisitions, whether successful or unsuccessful, could result in civil litigation and regulatory penalties. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt or spend cash in connection with a strategic acquisition, which may cause us to face liquidity concerns or be subject to restrictive covenants in the future. We have issued, and in the future may issue, common stock or other equity securities to the stockholders of the acquired company, which could constitute a material portion of our then-outstanding shares of common stock and may reduce the percentage ownership of our existing stockholders.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any future acquisitions, any transactions that we have completed or in the future do complete may not yield the anticipated benefits and may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Conversely, any failure to pursue or delay in completing any acquisition or other strategic transaction that would be beneficial to us, including those caused by competing parties, could delay the development of our platform or advancement of our programs and, thus, potential commercialization of our customer’s products.

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

The COVID-19 pandemic has caused substantial disruption in global supply chains and the ability of third parties to provide us services on a timely basis or at all. The Ukraine War is further disrupting global supply chains. Additionally, widespread inflationary pressures exist across global economies, resulting in disruptions or higher costs for disposable lab equipment, raw materials and synthetic biology materials and services, and significant increases in the future could adversely affect our results of operations. We have experienced shortages in some of our key equipment and supplies, including those required in our labs, as well as disruptions in services provided by third parties, and may continue to do so in the future as a result of the pandemic, or otherwise. We may also experience price increases, quality issues and longer lead times due to unexpected material shortages, service disruptions, and other unanticipated events, which may adversely affect our supply of lab equipment, lab supplies, chemicals, reagents, supplies, and lab services. For some suppliers, we do not enter into long-term agreements and instead secure our materials and services on a purchase order basis. Our suppliers may reduce or cease their supply of materials or services to us at any time in the future. If the supply of materials or services is interrupted, our programs may be delayed.

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

For the quarter ended September 30, 2022, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

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

After our customers have received our engineered cells, materials, and organisms and accompanying production processes, we do not have any control over their use and our customers may use them in ways that are harmful to our reputation. In addition, while we have established biosecurity programs designed to comply with biosafety and biosecurity requirements and export control requirements in an effort to ensure that third parties do not obtain our engineered cells or other biomaterials for malevolent purposes, we cannot guarantee that these preventative measures will eliminate or reduce the risk of the domestic and global opportunities for the misuse or negligent use of our engineered cells materials, organisms and production processes. Accordingly, in the event of such misuse or negligent use, our reputation, future revenue, and operating results may suffer.

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

We operate as a platform company. As such, we rely on our customers to commercialize products that may be enabled by our engineered cells and/or biomanufacturing processes. A portion of the value in our customer collaborations is earned through downstream value sharing in the form of equity, royalty streams, or milestone payments. If our customers are not successful in bringing these products to market, or if these products are not successful once on the market, the downstream portion of our value will be adversely impacted. Because we do not directly control manufacturing, product or downstream process development or commercialization, we have limited ability to impact the quality of our partners’ production processes and ultimate commercial success.

In addition, our customers may simply choose not to develop or commercialize a product we have enabled in which we are entitled to downstream value sharing. In our current relationships, we would have limited or no recourse to find alternative methods to monetize these products without the original customer. Because this industry is still nascent and the regulatory environment is evolving, we have limited historical information on the probability of commercial success for bioengineered products or biomanufacturing processes in the market and have limited ability to underwrite the likelihood that our customers will be able to create valuable products or processes in their market using the results of their programs with us. If we overestimate the probability or scale of commercial success, the price of our common stock may be adversely impacted as a result of lower expectations for future cash flows from customer collaborations.

Our revenue is concentrated in a limited number of customers, some of which are related parties, and our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.

We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. During the quarter ended September 30, 2022, two customers each represented more than 10% of our total revenue and cumulatively represented 34% of our total revenue. Due to the significant time required to acquire new customers, to plan and develop new programs for customers, and to satisfactorily execute on existing programs, the loss of any of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. There is always a risk that existing customers will not elect to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. There is also the risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.

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

Risks Related to the Zymergen Merger

We may fail to realize the benefits and synergies expected from the Zymergen Merger, which could adversely affect our stock price.

The anticipated benefits and synergies Ginkgo expects from the Zymergen Merger are, necessarily, based on projections and assumptions about the combined businesses of Ginkgo and Zymergen, which may not materialize as expected or which may prove to be inaccurate. The value of our Class A Common Stock could be adversely affected if we are unable to realize the anticipated benefits and synergies from the Zymergen Merger on a timely basis or at all. The benefits and synergies expected from the Zymergen Merger which may not materialize or may prove to be inaccurate include the following:

●
productivity improvements and corresponding decreases in unit costs as a result of Zymergen’s robotic automation and material conveyance technology;
●
ability to accelerate scaling efforts while minimizing incremental run-rate operating expenses;
●
acceleration of Ginkgo’s software development goals, including higher utilization and efficiency, due to Zymergen’s proprietary software and data stack;
●
improvements and additions to Ginkgo’s codebase;
●
increased probability of program success and lower costs for customers;
●
increased strain engineering expertise as knowledgeable Zymergen employees become Ginkgo employees; and
●
a pro forma cost structure that is materially less than the combined standalone cost structure of Ginkgo and Zymergen.

We cannot predict with certainty if or when these benefits and synergies will be realized, or the extent to which they will actually be achieved. Realization of any benefits or synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

We may be unable to appropriately integrate the business, operations and assets of Zymergen into its existing business.

Achieving the benefits of the Zymergen Merger will depend, in part, on our ability to integrate the business, operations and assets of Zymergen successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

●
difficulties integrating new and existing technologies, systems and processes into our platform and operations;
●
successfully managing relationships with the combined supplier and customer base of Ginkgo and Zymergen;

●
coordinating and integrating independent research and development and engineering teams across platforms while reducing costs;
●
consolidating and integrating procurement, research, development and engineering activities and processes and customer and technical support and management and administrative functions;
●
the ability to complete the potential sale or spin-out of Zymergen’s advanced materials and drug discovery businesses on favorable terms or at all;
●
coordinating sales and marketing efforts to effectively position our capabilities and the direction of our platform;
●
limitations or encumbrances on certain Zymergen intellectual property or other difficulties integrating Zymergen intellectual property into Ginkgo’s portfolio;
●
the increased scale and complexity of our operations resulting from the Zymergen Merger;
●
managing Zymergen’s real estate cost commitments;
●
retaining key employees of Ginkgo and Zymergen;
●
integrating and managing Ginkgo’s other acquisitions in addition to the Zymergen Merger; and
●
minimizing the diversion of Ginkgo’s management’s attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Zymergen, then Ginkgo may not achieve the anticipated benefits of the Zymergen Merger and its revenue, expenses, operating results and financial condition could be materially adversely affected.

There may be limited market interest in the product portfolio developed by Zymergen, which may limit our ability to create value from these assets.

Zymergen’s business model involved developing products internally in areas as diverse as materials, drug discovery, agriculture, and consumer products. We plan to seek partners for these programs but we may not be successful. Furthermore, Zymergen’s strategy involves building a laboratory automation business, which may not be successful. Zymergen’s assumptions regarding and the data underlying the estimates of the total annual addressable markets and serviceable addressable markets may not be correct, and the conditions supporting assumptions or estimates may change at any time, thereby reducing the accuracy of the estimates. The future growth of current and any future products and solutions depends on many factors, including factors that are beyond our control. If demand for current and future products and solutions is smaller than estimated or does not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected.

The acquisition of Zymergen may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with Ginkgo’s integration of the business and operations of Zymergen. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities, including in connection with Zymergen’s pending legal proceedings and Zymergen’s real estate cost commitments, could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on Ginkgo’s business, operating results or financial condition. The price of our Class A Common Stock could decline to the extent the combined company’s financial results are materially affected by any of these events. For example, Zymergen estimates it will incur cash-based severance costs of approximately $7.9 million related to the reduction in force it announced in October 2022 (the “October 2022 Reduction in Force”) and an aggregate of approximately $15.3 million in cash-based severance costs when combined with the initial reductions in force that were announced on July 25, 2022 and August 25, 2022. Zymergen also expects to incur stock-based compensation and employee restructuring costs related to the October 2022 Reduction in Force, the amount of which has not yet been estimated.

Ginkgo’s future results will suffer if it does not effectively manage its expanded operations and geographic footprint following the Zymergen Merger.

The size and scope of operations of the business of the combined companies has increased beyond the size and scope of operations of either Ginkgo’s or Zymergen’s businesses prior to the merger. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected synergies and other benefits currently anticipated from the Zymergen Merger.

Risks Related to the COVID-19 Pandemic

The recent COVID-19 pandemic and the global attempt to contain it may harm our business and results of operations.

The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and future severity of the pandemic, which remains highly uncertain. Extraordinary actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 throughout the world, including travel bans, quarantines, capacity limitations at facilities, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Additionally, our operations rely on the availability of laboratory scientists, engineers and facility, safety, quality and compliance personnel to work on-site. If a critical team member falls ill or needs to quarantine, or if a critical mass of our personnel falls ill or needs to quarantine, we may not be able to continue operations. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations, as well as on our ability to build out facilities to accommodate expanding operations.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. For example, as part of these efforts and in accordance with applicable government directives, we initially temporarily suspended some programs at our facilities in Boston, Massachusetts in late March 2020. We have continued to operate within the rules and guidance applicable at various points to our business during the pandemic, including by requiring physical distancing, quarantining our personnel and reducing capacity limits in our facilities, and operations at third-party facilities have been similarly impacted by governmental mandates and guidelines; however, a continuing implementation of these restrictions, or the implementation of additional restrictions, could further impact our ability to operate effectively and conduct ongoing R&D, laboratory operations, sales and marketing activities or other activities or operations, or lead to further compliance costs.

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

Uncertainty regarding the ongoing demand and/or capacity (including capacity at third party clinical testing laboratories) of our COVID-19 individual and pooled sample tests and passive monitoring programs could materially adversely affect our business.

Our biosecurity offering consists of COVID-19 testing and passive monitoring programs, which are subject to inherent risks of commercial viability, such as demand for tests, price or market share erosion due to competition and the duration of the COVID-19 pandemic. We are in a highly competitive market – many companies have launched or are seeking to launch COVID-19 testing products and many of these companies already have an existing commercial and technical infrastructure to market and commercialize such offerings. We have limited experience marketing or commercializing diagnostic or pooled sample testing programs and may not be able to sufficiently support operations with our current base of personnel or recruit enough personnel to effectively commercialize COVID-19 testing programs, particularly during a pandemic, at which time the pipeline for experienced personnel will be in high demand. Moreover, as vaccines for COVID-19 and at-home or over-the-counter COVID-19 tests become more widely available, and as infection rates decrease, demand for COVID-19 testing may also decrease.

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

Due to the significant lead time involved in launching a new program or developing a new product or process using our platform, our customers are required to make a number of assumptions and estimates regarding the commercial feasibility of a new product, including assumptions and estimates regarding the size of an emerging product category and demand for those end-products and processes which will use our technology, the ability to scale-up manufacturing processes to produce a product on a commercial scale, the ability to penetrate that emerging product category, customer adoption of a downstream product, the existence or non-existence of products being simultaneously developed by competitors, potential market penetration and obsolescence, planned or unplanned. As a result, it is possible that we may commence a new program with a customer who wishes to develop a product or process that has been displaced by the time of launch, addresses a market that no longer exists or is smaller than previously thought, that end-consumers do not like or otherwise is not competitive at the time of launch, in each case, after the incurrence of significant opportunity costs on our part to develop such product. The ultimate success of the products developed by our customers using our services may be dependent on the success of other markets in which we or our customers do not operate in or have knowledge or expertise or which, in each case, may not reach the size anticipated by us or our customers or may be replaced by another emerging product category or eliminated entirely.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, operations, business development and marketing personnel, among others. In addition, the market for qualified personnel is very competitive because of (a) the limited number of people available who have the necessary technical skills and understanding of our technology and products and (b) the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified technical personnel with other life sciences and information technology companies, as well as academic institutions and research institutions in the markets in which we operate, including: Massachusetts, USA; California, USA; France; The Netherlands; Switzerland; and Australia. In addition, as we add international operations, we will increasingly need to recruit qualified personnel outside the United States. However, doing so may also require us to comply with laws to which we are not currently subject, which could cause us to allocate or divert capital, personnel and other resources from our organization, which could adversely affect our business, financial condition, results of operations, prospects and reputation. Establishing international operations and recruiting personnel has been, and may continue to be, impacted by COVID-19 travel and operational restrictions. Our senior leadership team is critical to our vision, strategic direction, platform development, operations and commercial efforts. Our employees, including members of our leadership team, could leave our company with little or no prior notice and would be free to work for a competitor. We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our founders, senior leadership team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

Our continued platform development, growth and commercial success depends, in part, on recruiting and retaining highly-trained personnel across our various target industries and markets with the necessary background and ability to develop and use our platform and to effectively identify and sell to current and new customers. New hires and employees onboarded as a result of any of our recent acquisitions may require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully hire and integrate these key personnel into our business could adversely affect our business. To attract top talent, we believe we will need to offer competitive compensation and benefits packages, including equity incentive programs, which may require significant investment. If we are unable to offer competitive compensation this may make it more difficult for us to attract and retain key employees. Moreover, if the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that adversely affect our ability to support our programs and operations.

In addition, some of our personnel are qualified foreign nationals whose ability to live and work in the U.S. is contingent upon the continued availability of appropriate visas and whose ability to work on some of our technologies may require the procurement of appropriate export licenses. Due to the competition for qualified personnel in the key markets in which we operate, we expect to continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to United States immigration policies have restrained, and could further restrain, the flow of technical and professional talent into the United States and adversely affect our ability to hire and retain qualified personnel.

Our business and results of operations are dependent on adequate access to laboratory and office space and suitable physical infrastructure, including electrical, plumbing, HVAC and network infrastructure, to conduct our operations. Our headquarters and certain of our laboratories are located in a flood zone in Boston’s Seaport District. Other facilities are located in active earthquake and tsunami zones or in active hurricane or wildfire zones. If we are unable to access enough space or we experience failures of our physical infrastructure, including due to natural disaster affecting us or our suppliers, our business and results of operations could be adversely affected.

Our business depends on providing customers with technical services. In order to properly conduct our business, we need access to sufficient laboratory space and equipment to perform the activities necessary to advance and complete our programs. Additionally, we need to ensure that our laboratories and corporate offices remain operational at all times, which includes maintaining suitable physical infrastructure, including electrical, plumbing and HVAC, logistics and transportation systems and network infrastructure. We own certain properties in California and lease most of our laboratories and office spaces. We rely on the landlords for basic maintenance of our leased laboratories and office buildings. If one of our landlords has not maintained a leased property sufficiently, we may be forced into an early exit from the facility, which could be disruptive to our business. Furthermore, we may continue to acquire laboratories not built by us in order to sufficiently scale and expand our output capacity. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the laboratories.

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

Certain of our facilities are located in an active earthquake and tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. The occurrence of a natural or other disaster, such as an earthquake, tsunami, hurricane, drought, flood, fire, wildfire or any potential effects of climate change or localized extended outages of critical utilities or transportation systems, or any critical resource shortages affecting us or our suppliers or manufacturers could cause a significant interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.

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

We need to receive timely, accurate, and complete information from a number of third parties in order to accurately report our financial results on a timely basis. If the information that we receive is not accurate or complete, or if a third party differs from us in its interpretation of accounting rules, our consolidated financial statements may be materially incorrect and may require restatement, or we may otherwise be required to correct our prior financial reporting. Although we have audit rights with third parties, performing such an audit could be expensive and time consuming and may not be adequate to reveal any discrepancies in a time frame consistent with our reporting requirements. We have had, and in the future may have, difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business. For example, we amended our 2021 Annual Report on Form 10-K to include significant investee financial statements in connection with one of our equity method investments.

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

To achieve compliance with Section 404 within the prescribed period, we will need to continue to dedicate internal resources, including hiring additional financial and accounting personnel and potentially engaging outside consultants. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We have identified material weaknesses and significant deficiencies in our internal control environment in the past and cannot provide assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines in the future material weaknesses or significant deficiencies exist in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.

We have identified material weaknesses and significant deficiencies in our internal control over financial reporting in the past. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. If we are unable to remediate these material weaknesses and significant deficiencies, or if we identify additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

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

In addition, our partner laboratories and our laboratories holding CLIA Certificates of Waiver are subject to state laws and regulations governing laboratory licensure. Some states have enacted state licensure laws that are more stringent than CLIA. Our ability to successfully deploy COVID-19 testing at large scale may be adversely impacted if our partner laboratories do not maintain the required regulatory licensure and operate in accordance with CLIA standards. In certain markets such as California, New York, and Pennsylvania, we or our partner laboratories may also need to obtain and maintain additional licensure from such states. It is uncertain that our partner laboratories will be granted such licensure and, in such cases, we cannot offer testing to patients located in those states, which could limit our ability to offer testing on a wide scale.

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

Our employees, agents, contractors, research partners, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, agents, contractors, research partners, consultants or vendors may engage in fraudulent or other illegal activity or misconduct. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that causes us to breach our contracts and/or violates applicable laws and regulations, including but not limited to laws:

●
applicable to the provision of health care services;
●
governing the storage and handling of controlled substances;
●
requiring the reporting of true, complete and accurate information to the FDA, USDA, and other government agencies;
●
specifying vendor qualification standards and recordkeeping requirements;
●
international, federal and state fraud and abuse laws and regulations;
●
protecting the privacy and security of personally identifiable information and requiring breach notification; and
●
requiring the true, complete and accurate reporting of services, financial information, or data.

Specifically, the health care industry and government contractors are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, and other business arrangements. Additionally, activities that involve the improper use or misrepresentation of information obtained in the course of research or creating fraudulent data could result in breach of contract, regulatory sanctions, and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this kind of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations, other actions, or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, debarment under 21 U.S.C. § 335a or a comparable foreign law, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Distribution and use of screening and/or diagnostic tests marketed under Emergency Use Authorizations from the FDA are subject to certain limitations, and the continued availability of such authorizations is subject to government discretion.

Screening and/or diagnostic tests used in the testing programs and services of our affiliated company Concentric by Ginkgo are subject to Emergency Use Authorizations, or EUAs, granted by the FDA to the manufacturers or laboratories marketing such tests. Each EUA requires compliance with certain conditions, including specific workflow requirements, and imposes other limitations on the test’s marketing, distribution, and use. We rely on our laboratory and telehealth partners to maintain compliance with the terms of the applicable EUAs; if they fail to do so we may be in breach of certain customer contracts and may become subject to an FDA enforcement action or experience other adverse effects on our business.

In some cases we may rely on our telehealth partners to provide physician services as required by the terms and conditions of a COVID-19 test’s EUA and in order to comply with applicable state laws. If our telehealth partners are unable to or cease providing these physician services for any reason, we may be required to suspend the associated COVID-19 testing services. Our business, prospects and results of operations may be materially harmed if we are required to suspend the provision of any COVID-19 testing services in order to meet EUA requirements due to an issue with a vendor or for any other reason.

We have pursued in the past and may pursue additional U.S. Government contracting and subcontracting opportunities in the future and as a U.S. Government prime contractor and subcontractor, we are subject to a number of procurement rules and regulations.

We have entered into agreements with governmental entities and contractors in the past to serve as a U.S. government prime contractor or subcontractor and may do so again in the future. U.S. government procurement contractors and subcontractors must comply with specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, could impact our performance and compliance costs, including by limiting or delaying our ability to share information with business partners, customers and investors. The U.S. government has in the past and may in the future demand contract terms that are less favorable than standard arrangements with private sector customers and may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or for other reasons. Generally, U.S. government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Any termination for default may also adversely affect our ability to contract with other government customers and agencies, as well as our reputation, business, financial condition and results of operations. In addition, changes in U.S. government budgetary priorities could lead to changes in the procurement environment, affecting availability of U.S. government contracting, subcontracting or funding opportunities, which could lead to modification, reduction or termination of our U.S. government contracts or subcontracts. If and to the extent such changes occur, they could impact our results and potential growth opportunities.

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

We are subject to income and non-income based taxes in the U.S. and foreign jurisdictions. Changes in tax laws, regulations and policies, or their interpretation and application, in the jurisdictions where we are subject to tax, could have a material adverse effect on our business, cash flow, results of operations or financial condition. The U.S. Congress frequently debates changes to U.S. corporate income tax laws and the Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions have published proposals covering various international tax-related issues, including country-by-country reporting, permanent establishment rules, transfer pricing and tax treaties. It is possible that any future tax legislation which may be enacted could materially impact our effective tax rate and cash tax liability as well as tax credits and incentives.

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

Zymergen is a party to a mitigation agreement with the Committee on Foreign Investment in the United States (“CFIUS”) and can face penalties or further restrictions if it fails to comply with that agreement.

When we acquired Zymergen, Zymergen was subject to a preexisting agreement with CFIUS relating to an investor in Zymergen (who, following the Zymergen Merger, is now a Ginkgo shareholder). This agreement requires Zymergen to adhere to certain information and technology protection requirements. This agreement will remain in place until the parties to the agreement agree to terminate it. Zymergen has incurred incremental additional costs in implementing and complying with the agreement, and because the agreement will remain in place, we will continue to incur costs following the Zymergen acquisition, and ensure compliance to avoid any penalties, injunctive action, additional mitigation conditions or other restrictions.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of September 30, 2022, our directors and executive officers hold in the aggregate approximately 53.2% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 73.4% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

Our multi-class stock structure is intended to preserve our existing founder-led governance structure, to promote employee retention and engagement, to facilitate continued innovation and the risk-taking that it requires, to permit us to continue to prioritize our long-term goals rather than short-term results, to enhance the likelihood of continued stability in the composition of our board of directors and its policies, and to discourage certain types of transactions that may involve an actual or threatened acquisition of the company, all of which we believe are essential to the long-term success of our company and to long-term stockholder value. We expect to maintain this concentrated voting power among our founders and employees for the foreseeable future, including by issuing additional shares of Class B common stock to our employees pursuant to our equity compensation plans and allowing our employees and directors to exchange shares of Class A common stock for shares of Class B common stock.

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

As of the consummation of the Business Combination, we had a total of approximately 1,959 million shares of common stock outstanding on a fully-diluted basis, consisting of approximately 1,333 million shares of Class A common stock and approximately 626 million shares of Class B common stock. All shares issued in the merger are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates. Of these shares, approximately 631 million shares of common stock outstanding on a fully-diluted basis were subject to a one-year lock-up, which expired on September 16, 2022. In addition to the above, there are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to the earnout price threshold in the table below for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of September 30, 2022. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

Earnout Price Threshold		Number of Shares Earned
$12.50	(earnout condition has been met)	Approximately 51.5 million
$15.00		Approximately 51.5 million
$17.50		Approximately 51.5 million
$20.00		Approximately 51.5 million

In connection with the Business Combination, in September 2021, Jason Kelly, Reshma Shetty, Austin Che and Bartholomew Canton were each granted 21,458,317 restricted stock units, pursuant to Founder Equity Grant Agreements dated January 1, 2020. Each named founder agreed to extend the vesting on these restricted stock units and their 4,324,037 restricted stock units granted in 2020 such that these restricted stock units and their associated earnout shares vested on October 1, 2022. Certain of such shares have been sold into the market (including to cover the income tax obligations associated with their vesting and distribution or otherwise), and such sales and any future sales could harm the prevailing market price of our securities.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. Our compensation committee of our board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed, and expect to file in the future, one or more registration statements on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2022, we issued a total of 2,587,819 shares of our Class A common stock to Baktus, Inc., valued at approximately $8.4 million, as consideration in connection with the acquisition of certain epidemiological data infrastructure assets from Metabiota, Inc., a subsidiary of Baktus, Inc., in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of July 24, 2022, by and among Ginkgo Bioworks Holdings, Inc., Pepper Merger Subsidiary Inc. and Zymergen Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022).

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
10.1

Voting Agreement, dated as of July 24, 2022, entered into by SVF Excalibur (Cayman) Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.2

Voting Agreement, dated as of July 24, 2022, entered into by Data Collective II, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.3

Voting Agreement, dated as of July 24, 2022, entered into by True Ventures IV, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022).

10.4

Second Amendment to Lease Agreement, dated August 10, 2022, by and between IDB 21-25 Drydock Limited

Partnership and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

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

† Schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K. Ginkgo agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: November 14, 2022	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2022	By:	/s/ Marie Fallon
Name: Marie Fallon
Title: Chief Accounting Officer (Principal Accounting Officer)