Form 10-K
period 2022-12-31
Ginkgo Bioworks Holdings, Inc.
filed 2023-03-13
CIK 1830214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by our non-affiliates was approximately $2,392 million based upon the closing price reported for such date on the New York Stock Exchange.

As of March 2, 2023, there were 1,570,064,412 shares of Class A common stock, 382,516,010 shares of Class B common stock, and 120,000,000 shares of non-voting Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Ginkgo Bioworks Holdings, Inc. ("Ginkgo"). These statements are based on the beliefs and assumptions of the management of Ginkgo. Although Ginkgo believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Ginkgo cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this annual report on Form 10-K (“Annual Report”) include, but are not limited to, statements about:

•
Ginkgo’s ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•
Ginkgo’s ability to retain or recruit, or adapt to changes required in, its founders, senior executives, key personnel or directors;
•
factors relating to the business, operations and financial performance of Ginkgo, including:
o
the performance and output of Ginkgo’s cell engineering platform;
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
o
Ginkgo’s ability to convert potential customers from “on prem” R&D to outsourced services and Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing processes that Ginkgo develops;
o
Ginkgo’s ability to comply with laws and regulations applicable to its business; and
o
market conditions and global and economic factors beyond Ginkgo’s control, including initiatives undertaken by the U.S. government in the biotechnology sector;
•
intense competition and competitive pressures from other companies worldwide in the industries in which Ginkgo operates;
•
litigation, including securities or shareholder litigation, and the ability to adequately protect Ginkgo’s intellectual property rights;
•
the success of Ginkgo’s programs, including the growing efficiency and cost-advantage of Foundry cell engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration;

•
Ginkgo’s ability to successfully integrate and realize the benefits of merger and acquisition transactions including its ability to expand its platform capabilities; and

•
other factors detailed under the section entitled “Risk Factors.”

i

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

Risk Factors Summary

Investing in our securities involves risks. You should carefully consider the risks described in “Risk Factors” beginning on page 41 before making a decision to invest in our Class A common stock. If any of these risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. Some of the risks related to Ginkgo’s business and industry are summarized below. References in the summary below to “we,” “us,” “our” and “the Company” generally refer to Ginkgo.

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

•
Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock issued in the future), which have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval.

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

•
We currently own and may in the future own equity interests in other operating companies, including certain of our customers and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Consequently, we have exposure to the volatility and liquidity risks inherent in holding their equity and overall operational and financial performance of these businesses.

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

•
We may fail to realize the benefits and synergies expected from our acquisition of Zymergen, Inc. (the “Zymergen Acquisition”), which could adversely affect our stock price.

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
•
Demand for our COVID-19 individual and pooled sample tests has significantly diminished, particularly in light of the White House’s announcement that the public health emergency will end in May 2023, and this could materially adversely affect our business. Further, we may be subject to tort liability if the COVID-19 tests we utilize in our testing programs provide inaccurate results.

•
Rapidly changing technology and emerging competition in the synthetic biology industry could make the platform, programs, and products we and our customers are developing obsolete or non-competitive unless we continue to develop our platform and pursue new market opportunities.

•
Ethical, legal and social concerns about genetically modified organisms (“GMOs”) and genetically modified plant or animal cells and genetically modified proteins and biomaterials (collectively, “Genetically Modified Materials”) and their resulting products could limit or prevent the use of products or processes using our technologies, limit public acceptance of such products or processes and limit our revenues.

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

•
We rely on our customers, joint ventures, equity investees and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.
•
We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future. A failure to maintain an effective system of internal control over financial reporting may result in a failure to accurately report our financial results or prevent fraud, which could harm our business and the trading price of our common stock.
•
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•
Failure to comply with federal, state, local and international laws and regulations could lead to substantial penalties and adversely affect our business, financial condition and results of operations. We may incur significant costs complying with such laws and regulations, and failure to comply could expose us to significant liabilities.

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

•
We are engaged in certain research activities involving controlled substances, including cannabinoids and other chemical intermediates, the making, use, sale, importation, exportation, and distribution of which may be subject to significant regulation by the U.S. Drug Enforcement Administration (“DEA”) and other regulatory agencies.

•
Significant disruptions to our and our service providers’ information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

•
Our business could be adversely affected by legal challenges to our telehealth partner’s business model.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “Company,” “Ginkgo,” “we,” “us,” or “our” refer to the business of Ginkgo Bioworks Holdings, Inc. and our subsidiaries.

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

Overview

Ginkgo is the leading platform for cell programming, providing flexible, end-to-end services that solve challenges for organizations across diverse markets, from food and agriculture to pharmaceuticals to industrial and specialty chemicals. Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo, is building global infrastructure for biosecurity to empower governments, communities, and public health leaders to prevent, detect and respond to a wide variety of biological threats.

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

Customers may work with Ginkgo to discover new molecules or biological systems, to accelerate the development of a system, or to overhaul their manufacturing processes. They might, for example, be looking to produce a particular chemical via fermentation, at a lower cost, with enhanced supply chain reliability or sustainability. Or perhaps the customer needs a microbe that will live and grow on the roots of corn and convert nitrogen in the air into usable fertilizer for a plant, resulting in improved plant growth. Or a customer might need a viral capsid engineered to target certain tissue types and deliver a gene therapy where it’s needed while not causing a problematic immune response. All of these programs and more run on a common platform at Ginkgo.

We care deeply how our platform is used and recognize biosecurity as a necessary complement to our cell programming work. Biology has the potential to transform health, agriculture, energy, materials, and beyond—but we also know that advances in biotechnology, alongside an increasingly interconnected biological world, contribute to enhanced biological risk. The first, critical step in addressing this risk is to build a robust early warning system to act as a radar for biological threats. This is the focus of our biosecurity and public health unit, Concentric by Ginkgo. Through this initiative, we are building a biosecurity "operating system" that manages the underlying capabilities, networks, and data infrastructure needed for a flexible combination of biomonitoring solutions.

The foundation of our cell programming platform includes two core assets that execute a wide variety of cell programs for customers according to their specifications: our Foundry and our Codebase.

●
Our Foundry wraps proprietary software and automation around core cell engineering workflows—designing DNA, writing DNA, inserting that DNA into cells, testing cells to measure performance—and leverages data analytics and data science to inform each iteration of design. The software, automation and data analysis pipelines we leverage in the Foundry drive a strong scale economic that we refer to as “Knight's Law.” We expect Foundry output, which we currently measure by daily strain tests, to increase year over year, while the cost per strain test decreases. We expect to be able to pass these savings along to our customers, allowing them to take more “shots on goal” with their programs.
●
Our Codebase includes both our physical (engineered cells and genetic parts) and digital (genetic sequences and performance data) biological assets. Codebase accumulates as we execute more cell programs on the platform. Every program, whether successful or not, generates valuable Codebase and helps inform future experimental designs and provides reusable genetic parts, making our cell program designs more efficient. Historically, we have augmented our Codebase via acquisition of assets such as microbial strains, sample collections, and sequence data. In 2022, our Codebase grew to over two billion proprietary protein sequences as a result of recent acquisitions.

Figure 1: Our platform is used to design, write, and debug DNA code in engineered organisms to execute programs for our customers. Our Foundry leverages proprietary software, automation, and data analytics to reduce the cost of cell programming. Our Codebase consists of reusable biological assets that help accelerate the engineering process.

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

Put simply: we believe that as we scale, the platform improves. We believe that this in turn yields better program execution and customer outcomes, ultimately driving more demand, which drives further investments in scale and platform improvements, and so on. We believe this positive feedback loop has the potential to drive compounding value creation in the future, as every new program we add contributes to both near-term revenues and has the potential to add significant downstream economics and more positive impact.

Improve program execution
Deliver
Execute
Bioworker ownership
Improve the platform
Deliver more cell programs
Scale
Add more cell programs
Sell
Monetize
More value generated
Care
More positive impact

Figure 2: Ginkgo’s virtuous cycle: as we scale, we see greater efficiency and higher odds of technical success, which helps drive further scaling as our value proposition improves.

Our cell programming business model mirrors the structure of our platform and we are compensated in two primary ways. First, we charge usage fees for services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or contract research organizations (“CROs”) charge for services. The total addressable market for biological R&D services, including labor and tools, is in the tens of billions of dollars—performed mainly by companies in-house—and Ginkgo has a significant penetration opportunity. Additionally, we negotiate a value share with our customers (typically in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. As we add new programs, our portfolio of programs with this “downstream” value potential grows.

We believe that cell programming has the potential to be as ubiquitous in the physical world as computer programming has become in the digital world and that products in the future will be grown rather than made. To enable that vision, we are building a horizontal platform to make biology easier to engineer. Our business model is aligned with this strategy and with the success of our customers, setting us on what we believe is a path towards sustainable innovation for years to come.

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

DNA is transcribed to RNA, which is translated to proteins, which in turn perform myriad functions inside or outside of the cell, as structural supports, antibodies, and enzymes that catalyze reactions of all the chemistry performed by the cell. Synthetic biology, through the programming of DNA, enables the development of products made from all of these biological molecules, including DNA based gene therapies, mRNA vaccines, proteins and enzymes used as therapeutics, food ingredients or processing aids, or organic molecules that can be made by building pathways of enzymes inside a cell, antibiotics and other medicines, vitamins, fragrances, and even the building blocks of polymers that are today produced via petroleum. Programmed cells themselves are also products of synthetic biology, as probiotics for nutrition and wellness, microbiome therapeutics or cell therapies, agricultural biologicals, or industrial tools for remediation.

Once a cell is programmed to produce a new molecule, it can produce the molecule and also replicate itself, creating an exponentially growing number of product-producing cells. Many products of genetic engineering are manufactured in facilities that look like breweries, taking advantage of the centuries old process of industrial fermentation to grow cells at high density, and transforming simple sugars into valuable products that can be extracted and commercialized.

Cell programming services

Ginkgo’s platform is a generalized, horizontal platform that provides end-to-end cell programming services to our customers, enabling them to develop the wide array of biological products listed above (and beyond). From the discovery of novel biological functions through the optimization of production strains, processes, and downstream purification of biological products, Ginkgo’s platform is a full spectrum synthetic biology R&D services provider. We provide more details about our platform and our customers' applications in the sections that follow.

Natural organisms
Gene 1
Gene 2
Gene 3
Synthetic DNA sequence engineered
using computer aided design
Enzyme 1
Enzyme 2
Enzyme 3
Starting material
Intermediate
Intermediate
Final product
Fermentation & scale up
Engineered microbes boot up pathway of interest
Purify final product
Final product

Natural organisms like plants animals, fungi, and microbes are the source of inspiration for DNA programs. Cell programmers scan databases of natural sequence to identify the genes encoding for each enzyme in a pathway required to produce a small molecule chemical, such as a vitamin, antibiotic, or fragrance.

Design

The first step of cell programming is the design of the DNA sequence encoding the full pathway of enzyme steps, along with sequences that tell the cell when and how to read the program. Often, large libraries of different variations are designed and tested (see section on our Foundry and Codebase below). These designs are informed by our previous experience with similar cell programs.

Build & Test

The newly designed DNA is synthetized ("printed"), inserted into microbes such as yeast, and then tested and analyzed for efficiency.

Learn

At this stage we evaluate the quality of our initial designs based on the functional tests performed and use analytical methods to inform future design cycles.

Fermentation, Scale up & Purification

Once the program is optimized in our Foundry, the process can be scaled in a brewery-like facility and purified to produce the final product.

Figure 5: An overview of a simple cell program.

The Impact of Cell Programming & Biosecurity

The power of biology has never been more apparent. When synthetic biology was featured on the cover of The Economist in April of 2019, a much smaller segment of the world considered its implications. Today, the global lexicon has shifted. The

COVID-19 pandemic awakened billions of people to the need for biosecurity infrastructure and showed them the value biological products provide to their lives. The impact biology can have on society and industries is clearer than ever.

Further, in September 2022, Jake Sullivan—President Biden’s national security adviser—announced that the U.S. government expects biotechnology to have “outsized importance over the coming decade” in the context of geopolitical competition, because of the ability to “read, write, and edit genetic code, which has rendered biology programmable.” To this end, President Biden issued an Executive Order on Advancing Biotechnology and Biomanufacturing for a Sustainable, Safe and Secure American Bioeconomy and the U.S. government launched a new National Biotechnology and Biomanufacturing Initiative. Both are meant to unlock synthetic biology innovations for health, climate change, energy, food security, agriculture, supply chain resilience, and national and economic security. The Administration also released a National Biodefense Strategy and Implementation Plan, underscoring that advances in biotechnology must be accompanied by robust capabilities to counter biological threats, whether naturally-occurring, accidental, or deliberate.

We no longer question if biotechnology will transform a given industry, we simply question whether we are creative enough to imagine how, and whether we are ready to utilize biology responsibly.

ESG is in our DNA

Biology affects all of us, and we believe cell programming will change the world. Our customers are developing products with far reaching implications for health and the environment. This potential for extraordinary impact, which reaches to the core of who we are and everything about our natural world, requires extraordinary care in how the tools of cell programming are built and used. Technologies reflect the values of the organizations that build them, so our commitment to Environmental, Social and Governance (“ESG”) priorities and care must underscore everything we do.

We also must recognize that biotechnologies have not always reflected the values necessary for sustainable and equitable impact and, as a result, remain controversial. Indeed, companies that produce GMOs for human consumption are restricted from certain ESG indices, placing genetic engineering as a major ESG risk alongside the production of weapons, tobacco products, and fossil fuels. We hope to chart a new course built on care so that the world can benefit from the power of biological engineering while avoiding potential risks.

In July 2022, we released our inaugural sustainability report, Caring at Ginkgo. Our inaugural report was guided by key ESG frameworks and standards (e.g., the Global Reporting Initiative (“GRI”) and Stakeholder Capitalism Metrics) as well as a third-party led materiality assessment (as defined by GRI).

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

There is significant concern that genetic engineering itself creates a form of genetic “pollution” in the environment, with genes from one context introduced into another. This is a concern we take seriously and consider deeply throughout the lifecycle of our programs to ensure that genes introduced will not cause damage—for example, by spreading antibiotic resistance or toxins. We care because the environmental release of certain genetically engineered microbes can also offer tremendous environmental benefit. For example:

●
Crop-associated microbes programmed with the nitrogen fixing properties of common soil bacteria may be able to reduce the use of chemical fertilizers, which have been estimated to contribute 5% of global greenhouse gas emissions and account for 4% of natural gas consumption. This is a key priority for Bayer Crop Science (“Bayer”), which is working with us in this space.
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

For more information, see “Risk Factors—Risks Related to Ginkgo’s Business—Risks Related to Our Common Stock, Organizational Structure and Governance—Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock granted or otherwise issued to our employees and directors in the future), which shares have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.”

We have selected directors with decades of experience serving as leaders in the life sciences and technology industries. Ginkgo’s board of directors and management team will leverage that experience and consider the interests of stockholders, customers, employees, suppliers, academic researchers, governments, communities, and other stakeholders to pursue long-term value for our company and drive the sustained health of our global community. For more information, see “Risk Factors—Risks Related to Ginkgo’s Business—Risks Related to Our Common Stock, Organizational Structure and Governance—Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, workforce, customers, suppliers, academic researchers, governments, communities and other stakeholders that we may identify from time to time, may conflict with short-term or medium-term financial interests and business performance, which may adversely impact the value of our common stock.”

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

Pharma & Biotech

Biopharma has been a nexus of tremendous innovation in cell programming and synthetic biology. The COVID-19 pandemic brought emerging novel technologies, such as mRNA vaccines, to the mainstream. These vaccines contain genetic code that our bodies read to produce viral proteins and stimulate an immune response and antibody production. New nucleic acid vaccines can be programmed quickly, such as the booster vaccines being developed against emerging SARS-CoV-2 variants, offering the potential for rapid response to other future pathogens. They can also be programmed to target a number of other diseases. In the wake of the success of nucleic acid vaccines during the COVID-19 pandemic, new programs for HIV and cancer vaccines, among others, are accelerating.

Biologic medicines like insulin and other protein drugs and antibodies are also produced via cell programming, making a difference in the treatment of countless diseases. Over 40% of the therapies approved by the U.S. Food and Drug Administration (“FDA”) in 2022 were biologics. In addition, new modalities enabled by cell programming, such as cell and gene therapies, microbiome therapies, and regenerative medicines, are beginning to come online. We believe human health and the ways we treat disease will be transformed by improvements in cell programming technology.

Ginkgo has been active in this field in recent years and we expect to significantly expand our support of therapeutic applications over coming years. From supporting companies like Biogen, Inc. (“Biogen”) to develop gene therapies to creating biocatalysts for the production of active pharmaceutical ingredients (“APIs”) with Merck & Co. (“Merck”) to building novel expression hosts for biologic medicines with Novo Nordisk A/S (“Novo Nordisk”), we are using our platform to deliver transformational innovations across a range of disease areas.

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

We are working with some of the largest multinational agriculture companies, including Bayer and Corteva, to develop cell programs that would make crop production more efficient and sustainable, reducing synthetic nitrogen fertilizer and pesticide usage. In food, we have been active in flavors and sweeteners with leading global companies such as Robertet, Inc. (“Robertet”) and Givaudan S.A. (“Givaudan”), and helped Motif FoodWorks, Inc. (“Motif”) produce animal proteins without the need for industrial farming of animals, resulting in the launch of its first product, HEMAMI™, in 2021.

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

We have supported Cronos in their effort to biosynthesize multiple cannabinoid molecules, with the goal of reducing cost, improving purity and predictability, and enabling production of rare molecules. In 2022, we partnered with Sumitomo Chemical Co., Ltd. (“Sumitomo”) to help produce ingredients for beauty and personal care through fermentation. We also helped launch a new company in 2021, Arcaea LLC ("Arcaea"), which is focusing on leveraging biology, from proteins to the microbiome, to build a suite of innovative and efficacious personal care products.

Market Opportunity

For several decades in the computing industry, software ran entirely in local environments: companies built and ran their own servers and customized their applications. The dominance of software-as-a-service (“SaaS”) and cloud computing over the past decade has demonstrated the value in having common architectures and enabling horizontal platforms. What users may have sacrificed in customizability, they more than gained in innovation, efficiency, and scalability. We believe Ginkgo is ushering in a similar transition in cell programming, a programming discipline with the power to shape living things and grow applications across the physical world.

The value of these applications will be significant

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

While R&D budgets may rise and fall based on the macroeconomic climate, the market is estimated to be in the tens of billions of dollars. This work is being done in a distributed manner, sacrificing benefits from scale and learning economies. The spend comprises both labor—scientists designing and executing experiments—and “tools”—things like DNA synthesis, reagents, and equipment. Ginkgo brings efficiencies to both elements of this existing market.

●
Labor: When scientists leverage advanced automation, they can both reduce error rates and free time otherwise spent performing manual work (e.g., pipetting liquids from one plate to another). Freed from the burden of manual programming, scientists have more time to practice the art of cell programming: designing the direction of experimentation, mining data for new insights or exploring new techniques or application areas. This in turn increases the demand for programs as scientists retain a greater capacity for innovation and generate more ideas to test.
●
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

Given the current and potential future size of the market for this work, Ginkgo’s ability to penetrate the market and convert customers from “on prem” R&D to outsourced services is a key driver. In the current macroeconomic climate, where potential customers’ R&D budgets may be cut, Ginkgo may be somewhat insulated because our growth has much more to do with the willingness of customers to outsource R&D than the growth rate of the industry overall. In fact, we believe that challenging economic climates may actually encourage potential customers to re-evaluate the way they perform R&D, potentially favoring variable cost service providers like us over “on prem” facilities and employee populations that are harder to ramp up and down quickly.

Industry Overview

We believe that Ginkgo is changing the structure of the biotechnology industry. In much the same way that cloud computing centralized hosting services and ushered in a wave of SaaS companies, Ginkgo is scaling the capabilities needed to program cells. By making these tools more accessible, we hope to usher in a wave of innovation in both “hardware” (life science tools) and “software” (cell programs).

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

Technology Layer: Ginkgo collaborates with life science tools companies to drive technology advancements

Because we’re constantly thinking about how to enable the next several years of scaling of our platform, we have good insights into future bottlenecks and welcome the opportunity to collaborate to build and invest in technologies that will break through those barriers. We are the largest customer for many of our strategic suppliers and, as such, play an important role in advancing new technologies. As a result, we are often able to secure preferred access, often including custom development and leading economic terms, to next-generation technologies and pass those benefits along to customers.

We expect to continue to invest in and support the development of emerging technologies in this space. In certain areas where Ginkgo has unique needs, we may acquire technologies directly, as we did with Gen9, Inc.’s ("Gen9") DNA assembly platform, which was particularly valuable for more complex DNA synthesis needs. In many other areas, we will support new and existing technology companies by placing anchor orders and partnering to develop technology roadmaps that break new ground. In 2022, we made several acquisitions that brought technologies that can be broadly deployed across our programs, including Zymergen Inc. ("Zymergen"), FGen AG ("FGen"), and Altar SAS ("Altar"). We also acquired specialized assets that opened up new market opportunities for us such as Bayer’s West Sacramento Agricultural Biologicals team and facility, and Circularis Biotechnologies, Inc. ("Circularis"), an emerging circular RNA company.

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

Our commercial team is organized to both establish new relationships with potential customers (traditional business development) as well as maintain and expand relationships with our existing customers (which we call “alliance management”; this team often works jointly with our business development team on sales efforts).

Our business development team has both expertise in relevant industries (Consumer & Technology, Industrial & Environment, Agriculture, Food & Nutrition, Pharma & Biotech, and Government & Defense) as well as expertise in our Foundry capabilities and synthetic biology. With this background we are able to identify industry or consumer challenges where biology can serve as a solution. Our categories of customers, independent of industry, include potential customers who have R&D teams with some synthetic biology capabilities where choosing Ginkgo can bring automation, scale, and codebase beyond their own; potential customers who are considering but have not yet built lab-scale capabilities where a partnership with Ginkgo allows them to spend their capital on commercialization efforts; and potential customers who are not yet working in synthetic biology whose industries or products stand to be disrupted by biological solutions. Our business development team, with support from our Codebase and Foundry team members, crafts solutions for each of these types of customers through a strategic discussion of customer needs and fit with Ginkgo capabilities.

To grow existing customers, our alliance management and business development teams work closely with customers to identify technical and business opportunities that serve as the basis for consideration of future programs. Through these discussions, our existing customers often bring upcoming strategic R&D needs to our attention.

Over 160 Cumulative Programs across diverse industries have run on our platform

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

Figure 6: Cumulative Programs run by third-party customers on Ginkgo’s platform (excluding proof of concept projects and other exploratory work). Today, Ginkgo has a diverse set of programs across all major end markets.

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

Ability to grow with our customers and increasingly complement existing R&D budgets

Ginkgo has grown substantially through inside sales with our existing customers. Some of our customers forego building their own lab space in favor of outsourcing all of their cell engineering needs and so when they grow and expand their product pipeline, we expect their demand for our platform to increase. We believe the relative value of our platform compared to the next best option (building a lab, bioengineering team, and intellectual property from scratch) is immense, which helps us retain customers in this category.

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

We have demonstrated our ability to “land and expand” with several customers. With one customer, an initial proof of concept program has turned into a broader strategic relationship with 11 programs today. With another, we launched a relationship with two programs, quickly expanding it to five by the end of the following year. While this initially drove some customer concentration, that has naturally decreased as we’ve scaled and added new customers to the platform. During 2022, two of our customers each contributed greater than 10% of revenue and collectively they accounted for 22% of total revenue, down from 28% in 2021. With the addition of new customers, we believe customer concentration will decline over time even as we expect to continue to grow our relationships with existing large customers. However, our ability to grow with our customers requires us to maintain satisfied customers, and program or other operational setbacks could impede our ability to meet customer expectations and grow our business.

Powerful proof points across categories

Our platform has now been validated by sophisticated customers across a range of industries. As we launch programs in new areas, those provide a toehold for future sales in that space. As an example, our pro bono project for Moderna, Inc. ("Moderna") at the start of the COVID-19 pandemic to enhance production of a key raw ingredient through process engineering provided a proof point and initiated us into this emerging segment, leading to a commercial relationship with another nucleic acid vaccine company, as well as a program to produce a key processing enzyme for mRNA vaccines. Biopharma discovery programs remain the hardest area to break into as our customers have strong in-house capabilities and many specialized competitors exist in this area. In the last 12-18 months, however, we have been able to demonstrate powerful data and capabilities that have enabled us to sign programs with leading biopharma companies such as Biogen, Merck, and Novo Nordisk.

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

Our Foundry brings economies of scale to cell programming

Cell programming projects involve a conceptually similar process regardless of the specific product or market. Based on customer specifications, Ginkgo’s program team develops designs of proteins, pathways and gene networks (see Figure 5) that might meet the specification, leveraging public and proprietary biological knowledge bases (see “—Our Codebase—organizing the world’s biological code”). Those conceptual designs are refined and specified into particular DNA sequences using computer-aided design tools. Those DNA sequences are then chemically synthesized and inserted into a cell to execute the new DNA code. These prototype cells are then studied and the output or performance of each is measured and compared to the customer’s desired specification. Learnings using data analytics and data science tools can inform a new round of prototypes, if needed. We refer to this engineering cycle from design to learning as a campaign and we perform campaigns both in parallel and serially until either the specification has been met or the customer decides to end the program.

The likelihood of technical success increases with each iterative campaign and with the number of prototypes that are explored per campaign. However, with traditional tools for genetic engineering, each campaign can be slow, expensive and error prone. Many projects across the industry run out of budget or time. Conventional R&D teams often look to stay within budget by running rapid campaigns using largely manual tools and small numbers of prototypes per campaign. However, the inability to broadly explore the potential design space (there are more possible sequences of a 200 amino acid protein encoded in 600 DNA letters than there are stars in the observable universe) and the reliance on manual tools is a difficult handicap to overcome. Since people can only work so hard and since campaigns can’t be shortened beyond the duration of the physical steps, this approach has limited potential to improve in the future.

At Ginkgo, we invest in improving the tools and technology for programming cells in order to maximize program success within the constraints of customer timelines and budgets. We do so by scaling the number of prototypes that can be evaluated in each campaign in an effort to reduce the number of campaigns required to meet the customer’s specification and ultimately shorten project timelines. A typical campaign for one enzyme step in a program might evaluate 1,000 to 2,000 prototypes to optimize function, of which the top 10 to 100 might be short-listed for further study. A relatively basic program might have three to five enzymes working in concert, and so in the process of optimizing the entire pathway, thousands or tens of thousands of enzymes and pathway combinations might be designed, built, and tested in the Foundry. The methods we use to increase scale also tend to reduce the average cost per prototype, which means that more prototypes can be evaluated for a given program budget.

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

Figure 7: A non-exhaustive summary of the functions performed throughout the lifecycle of a program in the Foundry. At each stage, learnings are generated, driving improved designs and functional optimizations.

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

As described above, a key strategy in our Foundry is to increase the scale of our operations so that we can run larger campaigns, a greater number of campaigns, and hence run more programs. This approach benefits from operational efficiencies and economies of scale across many dimensions:

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

These efficiencies and economies of scale can be observed empirically from a relationship we refer to as “Knight’s Law,” named after Tom Knight, one of our co-founders, and loosely inspired by Moore’s Law for semiconductors. As shown below, we have seen a significant increase in the output of the Foundry over time alongside a significant decline in the average cost per unit of output except during temporary lab shutdowns during the COVID-19 pandemic and reduced capacity due to social distancing. In 2022, we continued to see significant year-over-year improvements in Foundry output and cost per unit as measured by strain tests, a metric related to the number of prototypes evaluated across all active programs. While strain tests offer one useful measure of Foundry output, we intend to evolve our metrics relating to Knight’s Law to provide what we believe to be a more dispositive snapshot of the true output of our Foundry as it evolves. For example, campaigns using the FGen and Altar technologies we acquired in 2022 are useful to advance certain programs but they do not generate strain tests due to the stringent definition we use for strain tests. Thus, campaigns are a higher level and more generic unit of Foundry output than strain tests. We plan to monitor and assess whether a metric such as number of campaigns serves as a useful metric for Foundry output that may complement our current low-level metric (strain tests) and high-level metric (New Programs).

Knight’s Law does not provide the full story on our development, but it is a useful tool that allows us to continue to build efficiencies of scale. We believe we can continue to drive significant capacity growth in the foreseeable future, though it is dependent on the development of new technologies, which inherently carries risk, and, like Moore’s Law, we will likely hit a limit over time. This feature compares to a conventional facility, where scaling is driven predominantly by the addition of employees, an exponential increase in work would be infeasible and the cost per unit of work would decline little, if at all.

Daily Stain Tests: *Measuring the Output of the Platform*
100,000,000
10,000,000
1,000,000
100,000
10,000
1,000
100
10
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22

Figure 8: The output of the platform as measured by daily strain tests increased by well over 2X in 2022 following growth of over 3X per year during the preceding several years (with the exception of 2020). While we expect significant scaling to continue, there is no guarantee that we will be able to do so.

Cost per Strain Test: *Measuring the Efficiency of the Platform*
$10,000
$1,000
$100
$10
$1
Rolling 3 Mo Average Cost / Strain Test
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22

Figure 9: As the output of the platform has increased, our total R&D / operational costs per unit of output has decreased by approximately 30% in 2022 and approximately 50% per year during the preceding several years (with the exception of 2020).

We are frequently asked, and spend much time thinking about, whether it will be possible for compounding gains in output and productivity to continue for many years in the future. It is important to note that given significantly advanced tools, most steps in cell programming could be miniaturized to a point where single molecules of DNA and single cells are being manipulated and monitored. At that ultimate degree of miniaturization, the costs and timelines of cell programming could be reduced orders of magnitude from where they are today. Microfluidic and encapsulation technologies point to the reality of this future of cell programming at the single-cell level. Additionally, because many of the enabling tools of cell programming are biological in nature (e.g., polymerases and CRISPR), we are able to point the platform at itself, developing new biological tools to reduce the number of steps or the complexity of a certain operation. For example, we could develop better gene editing enzymes or novel ways to screen cells in a multiplexed format using biological sensors. It is easy to theorize about these types of developments, however they are hard to execute, we will undoubtedly run into roadblocks along the way and we will have to invest significantly in developing new technologies in order to enable the types of improvements we seek to achieve.

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

Our Codebase—organizing the world’s biological code

Codebase is a familiar term to software developers but is a new concept in biology. Modern software firms develop their own (typically proprietary) codebase of source code and code libraries that can be leveraged by their software developers to more easily create new applications than they could starting from scratch. Additionally, vast repositories of debugged code are shared publicly so that programmers across application areas can leverage prior art in order to innovate faster. This allows software developers to focus their time and effort on developing new features rather than recreating existing logic. Ginkgo’s Codebase consists of reusable genetic parts and strains that can be repurposed in new cell programs as well as vast datasets mapping genotype to phenotype. We are continually investing in better ways to characterize functional biological code to drive increased reusability. In addition to the raw performance data we generate through our Foundry experiments (approximately 70 million strain tests run in 2022), we have also incorporated many public databases for protein sequences and, together with proprietary databases, have amassed a data set of approximately 5.7 billion unique protein sequences that we leverage in our designs.

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

Figure 10: Our Codebase incorporates both biological assets from nature as well as engineered assets and data from our Foundry experiments. Because the Foundry enables us to test many thousands of prototype enzymes, pathways, and strains in individual engineering cycles, we are able to quickly expand the range of characterized biological assets in our Codebase.

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

For example:

●
Our collaboration with Cronos involves the production of many different cannabinoids; these cannabinoids share common precursor molecules such that a single chassis strain can be modified to produce each product.
●
In 2021, Ginkgo acquired Dutch DNA Biotech B.V. This team specializes in the development of filamentous fungi for protein production. Traditionally, filamentous fungi have been used for the production of industrial enzymes—typically enzymes that are native to fungi or close relatives. At Ginkgo, these fungal strains are being engineered to produce a broad range of proteins, including bacterial and mammalian proteins. These proteins are applicable to a wide range of end products, such as food and materials.
●
In 2022, Ginkgo acquired Zymergen, a company with extensive codebase assets of their own, including engineered chassis strains and over one billion proprietary gene sequences used for gene discovery. These assets were originally developed for applications in novel materials, drug discovery, and agriculture, and are being broadly repurposed across Ginkgo’s portfolio.
●
In 2022, Ginkgo announced a new cell programming project with Sumitomo to produce a target molecule for the personal care and cosmetic industries. The target molecule is envisioned to augment or replace one that is otherwise currently gathered from animal sources. This program was selected in part due to the availability of a precursor molecule in Ginkgo’s Codebase.
●
In 2022, Ginkgo acquired Circularis, a company with a proprietary screening platform for genetic regulatory elements based on a circular RNA transcriptional reporter. The acquisition provided large sets of promoters and other regulatory elements whose performance has been assessed in multiple mammalian cell lines. The platform is being integrated into the Foundry to accelerate screening of regulatory elements and the circularization technology is being used to develop circular RNA for therapeutic purposes.
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
●
Ginkgo’s CDKs are designed to cut the cost of launching a cell program and speed up development timelines to build engineered microbes, for example, to determine whether a protein may be successfully and commercially produced. By simplifying the pathway for companies to get started on the Ginkgo platform with standard terms, a phased approach, low costs and clear deliverables, the CDK can help de-risk projects prior to full scale technical development. In effect, CDKs allow us to more efficiently deploy useful Codebase and the cell engineering know-how we have accumulated to add new projects to the platform.

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

Figure 11: We believe our initial CDKs can help cell programmers build proof-of-concept strains faster.

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

Figure 12: Ginkgo strives to create an ecosystem to ensure that cell programmers have the tools they need to succeed.

Access to capital

As in the early days of computer programming, it is still extremely expensive to program biology. For that reason, it can be easier for larger companies to make investments in innovation around this space. But Ginkgo’s platform gives small companies and innovators access to the same horsepower as larger players and obviates the need to invest in fixed laboratory assets, providing an even greater strategic benefit. To help address this discrepancy, Ginkgo has assisted in launching new companies (such as Motif and Arcaea) by bringing together strategic and financial investors to secure funding for these early stage companies. While we maintain a conservative approach to cash management, we are able to leverage our capacity and partner with investors to enable companies at all stages to benefit from our platform. We believe that, as Ginkgo’s customers demonstrate increasing success, there will be an explosion of capital for cell programming applications and a recognition of Ginkgo’s platform as setting the industry standard and providing the backbone for these development efforts. In a challenging capital markets environment, such as the one we have experienced in 2022, access to capital becomes an even bigger challenge for emerging companies. While we remain thoughtful around ensuring a healthy mix of large and small customers, our value proposition to emerging companies has continued to expand significantly.

Manufacturing support

Our job is to ensure that our cell programs can be executed at scale and we support our customers to ensure successful commercial scale manufacturing. We have built relationships with a number of leading contract manufacturing organizations and have demonstrated that we can transfer our lab-developed protocols to commercial scale (e.g., 50,000+ L fermentation tanks) with predictable performance. We have an in-house deployment team dedicated to supporting our customers’ scale-up and downstream processing needs. We have even helped certain customers, such as Cronos acquire and build out their own in-house manufacturing capabilities and certain programs, such as our work with Moderna, focus on manufacturing process optimization.

In 2022, we acquired Bayer’s West Sacramento agricultural biologicals R&D facility, which included robust pilot manufacturing infrastructure for microbial strains, with room to grow. We plan to continue to invest in this capability, helping bridge the gap for our customers between R&D and commercial production.

Intellectual property protection and regulatory support

Ginkgo takes responsibility for the cell engineering intellectual property generated through customer collaborations. Our scientific team collaborates with our customers and with Ginkgo’s intellectual property team to file patent applications and monitor collaboration deliverables for freedom to operate. We are also active in the evolving regulatory landscape for biological engineering. While our customers are responsible for handling their own regulatory procedures on a product-by-product basis, our broader view can help build understanding of and support for novel product classes.

Building a community of cell programmers

We launched Ferment, our annual conference, in 2018. The conference highlights developments and thought leadership in the field and brings together scientists, entrepreneurs, investors, and suppliers, and we look forward to hosting our next Ferment in April 2023. Even prior to launching Ginkgo, our founders focused on building community within the emerging field of cell programming. Tom Knight, one of our founders, was among the professors who launched the iGEM Competition in 2004, which has now had over 70,000 participants from over 40 countries take part in the competition (including dozens of Ginkgo employees and all five founders!).

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

Biosecurity: An imperative for our platform and demonstrated source of value

With a mission to make biology easier to engineer, we have always recognized the need to invest in biosecurity as a key component of our platform. We’re building the future bioeconomy with our customers and partners, and we envision the future of biosecurity as a global immune system equipped with the capabilities to prevent, detect, and respond to biological threats. The first, critical step in realizing this future is to build a robust early warning system for biological threats—this is the primary focus of Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo.

The COVID-19 pandemic created a renewed sense of urgency for the need to counter biological risk, deepening our resolve and leading us to accelerate our early warning capabilities. Beginning in 2020, Concentric built a large-scale, end-to-end testing network that has empowered communities and public health leaders at the local, state, and federal levels to make informed decisions as the pandemic has continued to evolve. As part of this work, we launched large-scale efforts in K-12 schools in many U.S. states and partnered with Eurofins’ Clinical Enterprise to support the federal Operation Expanded Testing program in providing free, low-burden testing solutions in underserved and high-risk communities, such as schools and early childhood education centers, long-term care communities, and corrections facilities.

Figure 13: Concentric’s pathogen monitoring network has conducted testing in communities across most of the U.S.

This network is now forming the foundation for a global, real-time biological threat monitoring network. As we grow this network, we are maturing our platform capabilities in several key ways:

●
Expanding to multiple pathogen targets and laying the groundwork for threat-agnostic approaches;
●
Diversifying our sampling modalities from nasal swab and saliva samples to more passive approaches that take environmental samples from wastewater and air;
●
Maturing our bioinformatics offering and adding enhanced analytic modules, such as Engineered Nucleotide Detection and Ranking (“ENDAR"), a computational platform to detect engineered biology that was developed in collaboration with the Intelligence Advanced Research Projects Activity (“IARPA”); and
●
Adding state-of-the-art epidemiological data infrastructure through an asset purchase from Baktus, Inc., that enables us to track, model, and forecast epidemics and associated risks and impacts.

Figure 14: Concentric’s growing platform for real-time biological threat monitoring will work like an "operating system" for biosecurity, managing the underlying capabilities, networks, and data infrastructure needed for a flexible combination of biomonitoring solutions.

We have reached several key milestones in the expansion of our global biosecurity network in the past year, including:

●
Growing the Traveler-Based Genomic Surveillance program, an initiative to identify emerging viral variants by sampling arriving international travelers at major airports, in partnership with the U.S. Centers for Disease Control and Prevention (“CDC”) and XpresCheck. The program continued to deliver early insights into emerging SARS-CoV-2 variants like BQ.1.1, A.2.75.2, XBB, and CH.1.1, announced expansion to three additional airport locations to address winter surges in late 2022 (to a total of seven airports), and began sampling for influenza A and B alongside SARS-CoV-2.
●
Partnering with communities to run a series of passive monitoring pilots to optimize methodology and insights delivery. These pilots explore opportunities to mitigate risk in vulnerable community settings, incorporate passive monitoring data into layered strategies alongside testing, and leverage rural schools as a public health sentinel in areas lacking centralized municipal wastewater systems.
●
Laying the groundwork for international expansion through a series of biosecurity-focused Memoranda of Understanding with partners in Qatar, Rwanda, the Kingdom of Saudi Arabia, and the Republic of Botswana (building on prior agreements with the Africa Centres for Disease Control and Prevention and mRNA Victoria). We are in the process of developing aircraft wastewater monitoring programs in Rwanda and Qatar.

In addition to these biological threat detection efforts, we are also engaged in prevention and response efforts. Ginkgo is a longtime member of the International Gene Synthesis Consortium, and as mentioned above, we recently completed a project with IARPA to develop a biodetection tool that can serve as a deterrent for bad actors seeking to engineer biology for malicious purposes. We have also continued and renewed our efforts to support the development of medical countermeasures like vaccines and therapeutics. Early in the pandemic, we launched partnerships with Moderna and Aldevron to support mRNA vaccine manufacturing. In the past year, we’ve built partnerships with key biopharma industry leaders like Novo Nordisk and Merck and invested in enhancing our capabilities to help deliver innovative therapeutics.

Our Business Model

The key input into our unit economics is a cell program. For each of these cell programs, we generate economic value in two primary ways. First, we charge usage fees for Foundry services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or CROs charge for services. Additionally, we negotiate a value share with our customers (typically in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. As we add new programs, our portfolio of programs with this “downstream” value potential grows. Because we typically do not incur material downstream costs (e.g., manufacturing or product development, which our customers manage), these value share payments flow through with approximately 100% contribution margin. This flexible business model allows for more predictable near-term revenue without sacrificing our ability to create long-term value with asymmetric upside.

Foundry (or Cell Engineering) Revenue

Illustrative Program Economics

Figure 15: Ginkgo generates economics from programs in two primary ways. First, customers pay upfront fees to cover initial R&D costs for a program. Second, Ginkgo shares in the downstream value (typically in the form of a royalty stream, milestone, and/or equity share) generated by programs.

Foundry (or Cell Engineering) Usage Fees

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

We estimate that the unit costs of our Foundry cell engineering services are several times less expensive on average than the status quo (a customer doing equivalent R&D in-house, by-hand) and we expect that cost advantage to grow over time. We typically earn usage fees tied to the units of work that we perform on behalf of our customers’ programs and as our platform matures, we would expect our growing cost advantage to enable us to fully cover our direct costs, eventually enabling us to earn a modest margin. Foundry usage fees provide a strong foundation of predictable revenue that is independent of any commercialization efforts by our partners.

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
●
Average price per unit of work: If we bring on innovative technologies or step change improvements in existing Foundry services, we plan to pass capability and cost improvements on to our customers. If these new technologies or services are adopted across programs, we believe the average price per unit of work will fall over time.
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

The expected impact of these drivers is represented below:

Figure 16: Illustrative drivers of Ginkgo’s long-term financial model and customer value proposition.

The multi-year nature of an average cell programming project means that our usage fees are recurring in nature. Additionally, given the lead times inherent in developing technical plans as part of a sales process, we have good visibility into new Foundry usage fee bookings. This provides a strong foundation for the business and allows us to be patient while we wait for downstream economics.

Downstream Value Share

As the key enabling technology for our customers’ products, we are able to earn a share of the value of the products that are created using our platform, an important component of the financial potential of most cell programs. We are quite flexible and have structured a variety of value sharing mechanisms, including royalties, equity, and lump-sum milestone payments. Because the economics to us should be roughly equivalent, we are generally agnostic on which form of downstream value capture we receive and the decision is typically based on customer size and preference.

Because Ginkgo typically will have completed the program (and received associated usage fees) prior to realizing downstream value, cash flows from the downstream value capture component generally fall straight to the bottom line as we incur minimal to no ongoing support or delivery costs once the strain is commercialized. This dynamic creates opportunities for outsized returns as our clients successfully commercialize products built on our platform. As we add more programs to the platform over time, we expect downstream value share to contribute income, and therefore we believe our overall margins and cash flow profile will grow significantly. The realization of potential revenue related to downstream value in the form of potential future milestone payments and royalties and/or equity consideration is dependent upon a number of factors, including our ability to successfully develop engineered cells, bioprocesses, data packages, or other deliverables, and the product development and commercialization success of our customers.

Biosecurity Revenue

In the second quarter of 2020, in response to the COVID-19 pandemic, we launched our commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which we generate product and service revenue. We generate product revenue through the sale of lateral flow assay (“LFA”) diagnostic test kits, PCR sample collection kits and pooled test kits, all of which we sell to our customers on a standalone basis. We generate service revenue primarily through the sale of our end-to-end COVID-19 testing services which consist of multiple promised goods and services including sample collection kits, physician authorizations, onsite test administration, outsourced laboratory PCR analysis, and access to results reported through a web-based portal.

Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with XpresCheck and the CDC, as well as through other congregate settings such as our partnership with Eurofins. Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools is diminished, particularly in light of the White House's announcement that the public health emergency will end in May 2023. Over time, Concentric by Ginkgo has added new offerings such as wastewater monitoring and bioinformatic support and has expanded internationally. These expanded offerings were not a material portion of our revenue in 2022, but we expect their relative value to increase in future years.

Our Sustainable Advantage

We have defined a unique business model over the past 15 years. The biotechnology industry has been product-centric for decades, with early horizontal platforms in life sciences frequently vertically integrating upon the development of the first successful product on their platform. As Ginkgo has embarked on this journey, we have studied and learned from innovators and established platform companies in other industries as we built our platform and business. We now benefit from significant historical investments, a virtuous cycle that grows with scale, and a strong business model that is aligned with our customers’ outcomes. These establish a strong sustainable advantage that we believe will help establish Ginkgo as a true industry standard.

Decade-plus head start in creating an industry standard platform

Hardware, software and biological tools need to be tightly integrated to replicate our platform. We have spent over 15 years building the software, automation and data science to best support a high throughput, generalized platform and expect to continue investing in this area. Our software, automation and data infrastructure cannot be easily replicated without bringing together a number of rare, specialized skill sets. In addition, without the scale and demand to stress test a high throughput platform, we expect any newly developed platform would be suboptimal. We estimate that it took us over eight years of investment and iteration to reach cost parity with “by hand” cell programming. We believe competitors will find it difficult to justify the investment in the software, automation and data science needed for high throughput operations before they acquire matching high demand.

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

Figure 17: Ginkgo seeks to make GMOs that people love.

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

Our Growth Strategy

We are seeking to usher in a new paradigm for cell programming. It took us over eight years of basic research and investment in software, automation, data science and scale to reach parity with the status quo of individual scientists conducting experiments by hand at a lab bench. It took us several more years to demonstrate business model maturity: delivering a platform with enough value-add to customers that we could cover the cost of cell engineering R&D programs while building Codebase and sharing in the downstream value of our programs. We believe that we are now at an inflection point where we have the opportunity to become the industry standard. We see several drivers of this evolution and growth.

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

We occupy over 325,000 square feet at our headquarters and maintain state-of-the-art machinery and laboratory equipment. We have built more than 50 custom integrated work cells, consisting of robotic automation systems, mass spectrometry, fermenters, sequencers, and more. We have the capabilities to engineer dozens of species of organisms from bacteria to fungi to mammalian cells. We have worked on enabling products as varied as polymers, bacterial therapeutics, bulk protein production, novel antibiotics, fine chemicals, and more.

We have been able to work on a diversity of programs while consistently driving efficiencies in the Foundry with scale. We expect to accelerate growth in capacity by integrating new technologies across our existing footprint, building new Foundry space, and investing in software, automation and data to increase utilization.

Leverage our proof points to grow within all industries

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

The vast majority of programs being run on the platform today are being run and managed by Ginkgo program teams—in-house scientists and engineers who are managing the R&D project to meet a customer’s specifications. Over time, we would like to build in enough standardized interfaces that a distributed network of scientists could access the platform directly through a well-defined integration and self-service layer. This transition will allow our program teams to devote more of their efforts to developing Codebase assets, enabling more rapid scaling, and reducing the barriers to adoption by our customers. There are significant technical hurdles for us to overcome in developing this technology, but it is on our near-term roadmap and we are constantly thinking about how to “productize” individual workflows on the platform. As an example, we are developing CDKs that standardize common cell engineering workflows and assets, capturing best practices that we’ve identified.

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

Our People & Culture

A company is made of people. We have sought to bring together a diverse and multidisciplinary group of people who share our mission to make biology easier to engineer. Today, our extensive cross-functional team is collaborating to build our ecosystem, from organism designers to automation engineers, software developers to people operations, business development to facilities management, finance to molecular biology.

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

A diverse, world-class team

As of December 31, 2022 we had 1,292 employees. Building a horizontal platform for cell engineering and a biosecurity and public health unit requires collaboration between diverse skills and functions. It also requires deep technical expertise. Our employees are dedicated to the following functions:

●
Platform functions including organism engineering, design, DNA synthesis and assembly, genome engineering, protein engineering and characterization, transformation and transfection, next generation sequencing, assay development, ultra high throughput screening, analytical chemistry, synthetic chemistry, directed evolution, and fermentation.
●
Platform infrastructure functions including automation, software, development operations (“DevOps”), product management, data engineering, data analysis, and data science.
●
Deployment functions including upstream and downstream process engineering, project engineering, quality assurance and quality control.
●
Commercial functions including marketing, business development, alliance management, and corporate development.
●
Operational functions including bioinformatics, lab network management, delivery logistics and customer support.
●
Shared enabling functions including legal, people, operations, finance, information technology, information security, facilities, environmental health and safety, procurement, shipping and receiving, inventory management, laboratory operations, media preparation, and transformations.

In addition to our employees, our success would not be possible without the collaboration and support of the broad network of partners, contractors, contingent workers and temporary staff who make up the Ginkgo team.

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

The full breadth of Ginkgo’s diversity and inclusion cannot be captured in demographic statistics, just as demographic categories cannot capture the full spectrum of diversity of human experience; however, we collect and report these numbers for transparency and as a lagging indicator of our efforts. As of December 31, 2022, 44% of our U.S. employees self-identify as an underrepresented gender (not cis male) and 15% self-identify as coming from an underrepresented racial or ethnic group in science and engineering (Black or African American, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian and other Pacific Islander). We are not yet satisfied with these numbers and all teams have objectives around increasing diversity and building a culture of inclusion to ensure that diverse perspectives thrive.

Laying the groundwork for strong employee engagement in the future

As a founder-led company we have been able to infuse the organization with long-term strategic thinking from the start. The long-term engagement and mentality of our employees can be seen in our turnover: voluntary attrition is well below the industry average.

The individuals who work at Ginkgo and build our platform care deeply about how that platform is used and the impact our company will have in the world. We hope to maintain the long-term mentality we have benefited from as a founder-led public company. We believe a workforce with strong equity ownership will make the wise decisions needed to build long-term value for our company and build a company whose long-term impacts make them proud. That is why we have implemented a multi-class stock structure that permits all employees (current and future), not just founders, to hold high-vote (10 votes per share) common stock. We believe that our multi-class stock structure will help maintain this long-term mentality and encourage long-term equity ownership by our employees, thereby resulting in increasing employee ownership over time. For more information, see “Risk Factors—Risks Related to Ginkgo’s Business—Risks Related to Our Organizational Structure and Governance—Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock granted or otherwise issued to our employees and directors in the future), which shares have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.”

Competition

To our knowledge, there are currently no other companies that serve all industries covered by our horizontal cell programming platform. The solutions and applications offered by potential competitors vary in size, breadth, and scope, and given our broad set of application areas, we could face competition in many different forms. We face competition from customers’ internal R&D departments and other research solution providers that largely conduct genetic engineering by-hand. We also compete against companies that seek to utilize synthetic biology technologies to develop specific products or target certain end markets. Additionally, competing platforms may emerge from various sources, including from joint ventures and partnerships between well-capitalized technology and life sciences companies. We identify the following three groups as our principal set of competitors:

The Status Quo: “on prem” cell programming efforts

The main source of competition we encounter is from potential customers choosing to build or maintain in-house cell engineering teams and capabilities. This status quo includes building out laboratory space and then hiring a team of highly trained scientists to conduct research, largely “by-hand” and with limited scale efficiencies. Some internal R&D operations maintain a full suite of capabilities and can design, build and test relatively complex pathways while others may have certain internal capabilities and need to outsource other elements to CROs. We believe this is far less efficient for the customer and likely to yield worse outcomes as customers get fewer shots on goal for a given program budget.

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

Examples of traditional “synthetic biology” companies that have been vertically integrated from their founding with a focus on building products using synthetic biology include Amyris, Inc. (“Amyris”), Genomatica, Novozymes, DuPont, and DSM. Additionally, the vast majority of therapeutics companies that are leveraging genetic engineering have in-house capabilities, including Biogen, Novo Nordisk, Vertex, Regeneron, Bayer, and many others. These companies may be viewed as competitors to Ginkgo because they are creating products, using cell programming, that may compete with the products Ginkgo is enabling for our customers. However, as a horizontal platform, we view these companies not as competitors but as potential customers and focus not on “beating” them but rather on demonstrating our value proposition.

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

Patents

Our general policy has been to seek patent protection for those inventions likely to be incorporated into our offerings. Many of our collaboration agreements also provide a limited exclusive patent license to our collaboration partners relating to new technology developed in the collaboration. We typically retain the right to outlicense patents developed in connection with collaborations to third parties outside the scope of the exclusive license granted to our collaboration partner.

Our worldwide patent portfolio includes patents acquired in transactions over time, including, most significantly, our acquisitions of Gen9 in 2017; Novogy in 2020; and Bayer Biologics and Zymergen in October 2022. Because these acquisitions more than doubled the size of our patent portfolio, and because the strategic priorities of the companies we acquired often differed from Ginkgo’s priorities, we may decide that it is in our interest to abandon, sell, or otherwise dispose of certain patents or patent applications from these acquisitions or that we determine are no longer relevant to our business.

Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. No single patent or patent family is essential to Ginkgo as a whole or to any of Ginkgo’s subsidiaries. In addition to developing our patent portfolio, we license patents from third parties.

We intend to pursue additional patent protection to the extent that we believe that it would be beneficial and cost-effective. We cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents. We also cannot assure the scope of any of our future issued patents or warrant that any of our patents will prevent others from commercializing infringing products or technology.

Trade secrets

Ginkgo’s technology-related intellectual property that is not patent-protected is maintained as trade secrets. We employ a variety of safeguards to protect our information and trade secrets, including contractual arrangements with our employees, consultants, contractors and other advisors that impose obligations of confidentiality, assignment of inventions, and security; digital security measures; and physical security precautions.

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

We typically do not provide exclusive licenses to unpatented Foreground IP (i.e., trade secrets and other know-how) that results from a collaboration. In our typical deal structure, we also do not provide exclusive licenses to our “background” intellectual property—i.e., the intellectual property, whether patented or unpatented, that we developed before entering into a collaboration or develop independently from our work in the collaboration. We believe that our transaction structures allow us to maximize the reuse of Codebase across programs and ensure that technology we develop does not lie fallow.

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

Strateos Collaboration Agreement

On October 2, 2017, we entered into a collaboration agreement with Strateos, Inc. f/k/a Transcriptic, Inc. (“Strateos”), which was amended and restated on April 20, 2021 (the “Strateos Collaboration Agreement”). Under the Strateos Collaboration Agreement, Strateos granted us a non-exclusive, perpetual, irrevocable, fully paid-up, royalty-free license under certain intellectual property rights to use its software platform in a range of activities relating to our business, including, among other things, developing and commercializing cell lines, developing data packages, providing foundry and analytical services and performing diagnostic testing. The Strateos Collaboration Agreement expired in 2022 and we retain a license to use Strateos’ software.

Suppliers

Ginkgo’s suppliers for cell programming operations comprise primarily manufacturers and distributors of life science tools, consumables and equipment as well as certain specific providers of contract research, development and manufacturing services. We will sometimes enter into long-term, strategic partnerships with innovative suppliers. Because of the significant scale of our Foundry’s operations, we believe we are often an early adopter and the largest customer at scale of certain new life science tools and technologies. Our supply agreements with Twist Bioscience Corporation (“Twist”), as further described below, are examples of such strategic supplier relationships. We will also occasionally acquire technology or Codebase assets for strategic reasons and because we can integrate the technology effectively into our platform — Zymergen, Altar, and Circularis are recent examples.

Our suppliers for Concentric by Ginkgo include multiple manufacturers and distributors of LFA test kits and COVID-19 sample collection kits. We have developed a national network of third party labs for provision of COVID-19 molecular testing services. We also utilize third parties for certain other services, including physician authorizations and on-site test administration, in the provision of our end-to-end COVID-19 testing offering.

Our software, automation, data, information technology, DevOps and information security functions utilize various third party software and information technology service providers, including AWS, for data storage and processing. We also routinely engage a variety of third parties for professional services, contract employment services and consulting services.

Twist

In April 2022, we entered into a non-cancelable supply agreement (the “2022 Agreement”) with Twist, which requires us to purchase synthetic DNA at specified volumes on an annual basis over a four-year term. To the extent we fail to meet our annual minimum purchase obligations, we are required to pay a fee per unit of shortfall. The products we may purchase that contribute toward achieving our annual minimum purchase obligation can vary based on our discretion, subject to advance notice provided to Twist.

Our annual minimum purchase obligation may be adjusted for the following reasons: (i) the unavailability of certain products for purchase in a given quarter; (ii) the unavailability of certain features; (iii) delays in shipments; and (iv) lack of performance. We receive volume discounts on purchases based on specified volume thresholds over the term of the 2022 Agreement.

The 2022 Agreement can only be terminated (i) upon mutual agreement of both parties, (ii) by us upon a specified change of control, (iii) upon a material breach of the contract by either party, or (iv) by Twist in the event that we fail to place orders for more than a certain percentage of our required annual minimums under the 2022 Agreement. The purchase minimums in the 2022 Agreement create an enforceable obligation only in conjunction with each purchase order.

Government Contracts

We have entered into agreements with governmental entities and contractors in the past to serve as a U.S. government contractor or subcontractor and may do so again in the future. See “Risk Factors—Risks Related to Governmental Regulation and Litigation—We have pursued in the past and may pursue additional U.S. Government contracting and subcontracting opportunities in the future and as a U.S. Government prime contractor and subcontractor, we are subject to a number of procurement rules and regulations.”

Government Regulations

Our business, or the business of our customers, may be regulated by the FDA and other federal authorities in the United States, including the U.S. Federal Trade Commission ("FTC"), U.S. Department of Agriculture ("USDA"), DEA and U.S. Environmental Protection Agency ("EPA"), as well as comparable authorities in foreign jurisdictions and various state and local authorities in the United States. Failure to comply with applicable regulations may result in enforcement actions, civil or criminal sanctions, and adverse publicity.

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

We also act as a systems integrator and authorized distributor of certain COVID-19 diagnostic test and collection kits manufactured by independent third parties, and we work with laboratory partners that provide clinical laboratory testing services as part of the COVID-19 testing services we offer, and these tests and test kits may be subject to regulation by the FDA. In particular, the tests and test kits used in our COVID-19 testing services may be subject to regulation by the FDA as medical devices, and may be required to comply with the requirement that such products have obtained clearance, approval, or other marketing authorizations, such as an Emergency Use Authorization ("EUA"), before they can be commercialized, as well as post-market requirements such as adverse event reporting and restrictions on labeling, marketing, and distribution.

The U.S. Department of Health and Human Services ("HHS") and FDA issued several policy statements in November 2021 governing the regulation of COVID-19 Laboratory Developed Tests (“LDTs”) that resume FDA premarket review of COVID-19 LDTs that HHS halted in August 2020. Pursuant to these new policy statements, FDA expects laboratories to seek FDA marketing authorization and otherwise comply with FDA device regulations when marketing COVID-19 LDTs. An LDT is an in vitro diagnostic test that is intended for clinical use and is designed, manufactured, and used within a single laboratory. LDTs are classified as medical devices, but the FDA has historically exercised enforcement discretion and has generally not enforced FDA requirements, including premarket review, with respect to laboratories that offer LDTs. While HHS and FDA have announced their intention to require premarket review of COVID-19 LDTs, either agency may change its position in the future.

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

DEA regulation

We are engaged in the research, development, and export of certain products that may be regulated as controlled substances, including microbes designed to generate precursors to cannabinoids or other chemical intermediates. The Controlled Substances Act of 1970, as amended from time to time, establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. Schedule I substances are considered to present the highest risk of abuse, and Schedule V substances the lowest relative risk of abuse among controlled substances. Marijuana is classified as a Schedule I controlled substance. However, the term does not include “hemp,” which means the cannabis plant and any part of that plant, including the seeds and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis.

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

Laboratory Licensing and Certification Requirements

The clinical laboratories we partner with for our COVID-19 testing program are subject to federal oversight under the Clinical Laboratory Improvement Amendment of 1988 ("CLIA"), which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Certain of our partner laboratories must undergo on-site surveys at least every two years, which may be conducted by the Centers for Medicare and Medicaid Services (“CMS”) under the CLIA program or by a private CMS-approved accrediting agency. In addition, we hold CLIA Certificates of Waiver and may perform certain CLIA-waived tests on behalf of our clients, which subjects us to certain CLIA requirements. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and criminal penalties.

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

Our facilities and laboratories hold local, state and federal permits, licenses and registrations necessary for compliance in specific work and operations, including from the Massachusetts Water Resource Authority, Boston Fire Department, Massachusetts Department of Environmental Protection, Boston Public Health Commission, Cambridge Biosafety Committee, Massachusetts Department of Public Health, USDA and DEA.

Federal Select Agent Regulations

Our research facilities that synthesize DNA sequences or perform other activities could become subject to the FSAP, which involves rules administered by the CDC and the USDA Animal and Plant Health Inspection Service (“APHIS”). The FSAP regulates the possession, use, and transfer of biological select agents and toxins that have the potential to pose a severe threat to public health, animal or plant health, or animal or plant products. FSAP regulatory requirements include: (i) registration with the CDC and/or APHIS for research facilities that deal with the select agents and toxins; (ii) submission to periodic biosafety and security inspections; and (iii) reporting of theft, loss or release of select agents. Federal agency enforcement actions for violations of FSAP regulations can include the initiation of corrective actions, complete or partial suspension or revocation of select agent registrations or civil or criminal liability.

Genetically Modified Materials Regulations

Our technologies and the technologies of our customers involve the use of genetically modified cells, organisms and biomaterials, including, without limitation, GMOs and genetically modified microorganisms ("GMMs"), and their respective products. In the United States, the FDA, the USDA through its APHIS, and the EPA are the primary agencies that regulate the use of GMOs, GMMs and potential products derived from GMOs or GMMs or Genetically Modified Materials, pursuant to the Coordinated Framework for the Regulation of Biotechnology.

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

USDA's APHIS examines whether a plant itself presents a “plant pest” risk under the Plant Protection Act (“PPA”). Specifically, APHIS is responsible for regulating the introduction (i.e., importation, interstate movement or release into the environment) of certain GMOs and plants under the plant pest provisions in the PPA to ensure that they do not pose a plant pest risk. APHIS finalized changes to the PPA’s implementing regulations with respect to certain GMOs in May 2020. A person or organization may request a regulatory status review from APHIS to determine whether a GMO is unlikely to pose a plant pest risk and, therefore, is not regulated under the plant pest provisions of the PPA or the regulations codified at 7 C.F.R. Part 340; requesting a regulatory status review tends to assume the GMO at issue does not otherwise fall within a regulatory exemption. If the GMO does not qualify for an exemption or if the APHIS regulatory status review process finds that the plant poses a plausible plant pest risk, then the GMO may require an APHIS permit, i.e., be a regulated article under Part 340. A regulated article may be subject to APHIS for the environmental release, importation, or interstate movement of the GMO or its progeny.

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

Certain genetically modified microorganisms that are not otherwise regulated under FIFRA and FDCA may be subject to EPA regulation under the Toxic Substances Control Act (“TSCA”). New microorganisms that are formed by combining genetic material from organisms in different genera (known as intergeneric microorganisms) may be subject to reporting requirements prior to production or distribution in commerce (Microbial Activity Commercial Activity Notice), or use in research and development (TSCA Experimental Release Application), unless the entity can meet all required criteria to obtain an exemption under TSCA.

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

In addition to the Anti-Kickback Statute and the Stark Law, the United States recently enacted a law known as the Eliminating Kickbacks in Recovery Act ("EKRA"), which created a new federal crime for knowingly and willfully: (i) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (ii) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Unlike the Anti-Kickback Statute, EKRA is not limited to services reimbursable under a government health care program, but instead extends to all services reimbursed by “health care benefit programs.”

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended ("HIPAA") created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Federal and state data privacy and security regulations

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. HIPAA, and its respective implementing regulations, imposes obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. HHS is required to conduct periodic compliance audits of covered entities and their business associates. HIPAA also authorizes state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations.

In addition, certain state laws, such as the California Confidentiality of Medical Information Act, the CCPA and the CPRA govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other (thus complicating compliance efforts), and can result in investigations, proceedings, or actions that lead to significant civil or criminal penalties and restrictions on data processing.

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

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $2,104.9 million, $1,830.0 million and $126.6 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $4,397.7 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity and public health unit, Concentric by Ginkgo. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from Concentric by Ginkgo. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

Our expenses may exceed revenues for the foreseeable future and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to expand or continue our business, and the value of our common stock could be negatively impacted. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the development of our platform, the initiation of new programs with new and existing customers, the commercial terms of our programs, the realization of any potential downstream value from our programs, our ability to advance cell engineering programs in a timely and cost-effective manner, our ability to extend new offerings to customers, our customers’ ability to scale up bioprocesses, the ability of our customers to produce and sell products, the impact of market acceptance of our customers’ products, and our customers’ market penetration and margins. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need substantial additional capital in the future in order to fund our business.

We have consumed considerable amounts of capital to date, and we expect to incur continued net losses over the next several years as we continue to develop our business, advance our programs, expand and enhance our platform, and make the capital investments necessary to scale up our Foundry operations and Codebase assets. We have used, and may continue to use, additional capital for Concentric by Ginkgo, strategic investments and acquisitions. We believe that our cash and cash equivalents, short-term investments, and interest earned on investments will be sufficient to meet our projected operating requirements for several years and until we reach profitability. However, these assumptions may prove to be incorrect and we could exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with our programs, including risks and uncertainties that could impact the rate of progress of our programs, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

We do not currently have any commitments for future funding. We may receive fees, milestones, and royalty payments under our customer agreements, but these are not guaranteed, and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Additionally, we may sell our equity interests in certain subsidiaries or collaborations but most of these equity stakes are in private companies and we may not be able to find a buyer or may incur significant impairment if we sell these positions for liquidity. We may not receive any further funds under those agreements, the funds we receive may be lower than projected and/or disclosed as potential downstream value, or our program costs may be higher than projected. In addition, we may not be able to sign new customer agreements or enter into new development plans with existing customers with adequate funds to cover program development expenses. As a result of these and other factors, we do not know whether additional financing will be available when needed, or, if available, whether such financing would be on terms favorable to our stockholders or us.

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

We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to Concentric by Ginkgo, prior to 2020, we had no experience developing or commercializing testing services. Moreover, as described above, given the limited operating history of this offering, our reliance on government funding for testing, potential disruptions from vaccine rollout generally, the availability of COVID-19 therapeutics, the impact of summer vacation and other school breaks, and the increased availability of over-the-counter testing options, the future performance of our COVID-19 testing program is unpredictable. Moreover, the White House announced that the public health emergency will end in May 2023, therefore, we cannot predict the duration of the revenue stream, which will likely diminish significantly, from our COVID-19 testing services.

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

We may be a target for securities and shareholder lawsuits in the future, including lawsuits filed in connection with the Zymergen Acquisition. In addition, shareholder litigation is pending against Zymergen and certain of its former officers and directors in connection with Zymergen’s April 2021 initial public offering. The outcome of such pending and potential litigation is uncertain. Such disputes, including any related governmental or regulatory investigations, could result in an adverse effect on our business, results of operations, financial condition, reputation and cash flows, and could adversely impact the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and could impose a significant burden on management and employees. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

If we cannot maintain and expand current customer partnerships and enter into new customer partnerships, our business could be adversely affected.

We do not generate substantial revenue from our own products, and instead generate revenue from customer collaborations in which we provide services, and also typically receive downstream value in the form of royalties, equity, or milestone payments. As a result, our success depends on our ability to expand the number, size and scope of our customer collaborations. Our ability to win new business depends on many factors, including our reputation in the market, the quality of our service offerings relative to alternatives, the pricing and efficiency of our services relative to alternatives, our technical and operational capabilities, our sales team effectiveness, and the customer’s ability to fund new work. If we fail to maintain a position of strength in any of these factors, our ability to deliver on customer programs, sign new customer collaborations, and/or launch new programs with existing customers may suffer and this could adversely affect our prospects. Additionally, in the process of developing programs, we generate Foundry know-how and accumulate meaningful biological and data assets, including optimized proteins and organisms, characterized genetic parts, enhanced understanding of metabolic pathways, biological, chemical, and genetic libraries, and other elements of biological data. Data and know-how generated from our programs provide the basis for expanded capabilities that we believe further supports our customer collaborations. As a result, in addition to reducing our revenue or delaying the development of our programs, the loss of one or more of our customer relationships or the failure to add new customers or programs may hinder our accumulation of such information, thus hindering our efforts to advance our technological differentiation and improve our platform.

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

We currently own and may in the future own equity interests in other operating companies, including with respect to certain of our customers and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Consequently, we have exposure to the volatility and liquidity risks inherent in holding their equity and overall operational and financial performance of these businesses.

We currently own equity interests in several of our customers, and we may receive non-cash consideration for our services, which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. In the future, we may also own equity interests in other companies. The process by which we receive equity interests and the factors we consider in deciding whether to accept, hold or dispose of these equity positions may differ significantly from those that an independent investor would evaluate when considering equity interests in a company. Owning equity increases our exposure to the risks of the other company and, in the case of customers, beyond the products of our collaborations. Our equity ownership positions expose us to market volatility and the potential for negative returns. We may have restrictions on resale or limited markets to sell our equity ownership. In many cases, our equity position is a minority position which exposes us to further risk, as we are not able to exert control over the companies in which we hold securities.

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

Since our founding, we have helped to launch new companies (such as BiomEdit, LLC, Motif FoodWorks, Inc., Allonnia LLC, Arcaea, LLC, Ayana Bio, LLC and Verb Biotics, LLC) by bringing together strategic and financial investors to secure funding for these early stage and small companies. Going forward, we intend to continue to leverage our own balance sheet and partner with investors to enable companies at all stages to benefit from our platform.

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
●
a higher likelihood of holding cash deposits or maintaining lines of credit with banks focused on providing banking services to early stage or venture-backed companies, such as Silicon Valley Bank, which recently failed;
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

Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. We may continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. In addition, any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, retain key employees or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by acquisitions, investments, transition and/or integration activities. See “Risk Factors–Risks Related to the Zymergen Acquisition.”

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

We may adopt various technical, manufacturing, regulatory, commercial, and other objectives for our programs. These milestones may include our or our customers’ expectations regarding the commencement or completion of technical development, the achievement of manufacturing targets, the submission of regulatory filings, or the realization of other development, regulatory, or commercialization objectives by us or our customers. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints, and priorities, progress of and results from research and development (“R&D”) activities, and other factors, including impacts resulting from the COVID-19 pandemic, any of which may cause the timing of achievement of the milestones to vary considerably. If we, our collaborators, or our customers fail to achieve milestones in the expected timeframes, the commercialization of our programs may be delayed, our credibility may be undermined, our expectations with respect to potential future downstream value may be inaccurate, our business and results of operations may be harmed, and the trading price of our common stock may decline.

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

We depend on a limited number of suppliers for critical items, including lab consumables and equipment, for the development of our programs. Some of these suppliers are single-source suppliers. We do not currently have the infrastructure or capability internally to manufacture these items at the necessary scale or at all. Although we have a reserve of supplies and although alternative suppliers exist for some of these critical products, services, and equipment, our existing processes used in our Foundry have been designed based on the functions, limitations, features, and specifications of the products, services, and equipment that we currently utilize. While we work with a variety of domestic and international suppliers, our suppliers may not be obligated to supply products or services or our arrangements may be terminated with relatively short notice periods. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the items we order on time, or at all.

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

For the year ended December 31, 2022, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

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

In addition, if a high profile biosecurity breach or unauthorized release of a biological agent occurs within our industry, our customers and potential customers may lose trust in the security of the laboratory environments in which we produce GMOs and Genetically Modified Materials, even if we are not directly affected. Any adverse effect resulting from such a release, by us or others, could have a material adverse effect on the public acceptance of products from engineered cells and our business and financial condition. Such a release could result in increased regulatory scrutiny of our facilities, platform, and programs, and could require us to implement additional costly measures to maintain our regulatory permits, licenses, authorizations and approvals. To the extent such regulatory scrutiny or changes impact our ability to execute on existing or new programs for our customers, or make doing so more costly or difficult, our business, financial condition, or results of operations may be adversely affected. In addition, we could have exposure to liability for any resulting harm, as well as to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the safety of engineered cells materials and organisms, impairment to our business, and corresponding fees, costs, expenses, loss of revenues, and other potential liabilities, as well as increased costs or loss of revenue or other harm to our business.

We could synthesize DNA sequences or engage in other activity that inadvertently contravenes biosecurity requirements, or regulatory authorities could promulgate more far-reaching biosecurity requirements that our standard business practices cannot accommodate, which could give rise to substantial legal liability, impede our business, and damage our reputation.

The Federal Select Agent Program (“FSAP”) involves rules administered by the Centers for Disease Control and Prevention and the USDA's APHIS that regulate possession, use, and transfer of biological select agents and toxins that have the potential to pose a severe threat to public, animal, or plant health or to animal or plant products. In accordance with the International Gene Synthesis Consortium’s (“IGSC”) Harmonized Screening Protocol for screening of synthetic DNA sequence orders, we follow biosafety and biosecurity industry practices and avoid DNA synthesis activities that implicate FSAP rules by screening synthetic DNA sequence orders against the IGSC’s Regulated Pathogen Database; however, we could err in our observance of compliance program requirements in a manner that leaves us in noncompliance with FSAP or other biosecurity rules. In addition, authorities could promulgate new biosecurity requirements that restrict our operations. One or more resulting legal penalties, restraints on our business or reputational damage could have material adverse effects on our business, financial condition, or results of operations.

Third parties may use our engineered cells, materials, and organisms and accompanying production processes in ways that could damage our reputation.

After our customers have received our engineered cells, materials, and organisms and accompanying production processes, we do not have any control over their use and our customers may use them in ways that are harmful to our reputation. In addition, while we have established biosecurity offerings designed to comply with biosafety and biosecurity requirements and export control requirements in an effort to ensure that third parties do not obtain our engineered cells or other biomaterials for malevolent purposes, we cannot guarantee that these preventative measures will eliminate or reduce the risk of the domestic and global opportunities for the misuse or negligent use of our engineered cells materials, organisms and production processes. Accordingly, in the event of such misuse or negligent use, our reputation, future revenue, and operating results may suffer.

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
●
natural disasters, political and economic instability, including wars (including the Russian invasion of Ukraine), terrorism and political unrest, the outbreak of disease, or public health epidemics/pandemics, such as COVID-19, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy;
●
breakdowns in infrastructure, utilities and other services;
●
boycotts, curtailment of trade and other business restrictions; and
●
the other risks and uncertainties described in this Annual Report on Form 10-K.

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

We operate as a platform company. As such, we rely on our customers to commercialize products that may be enabled by our engineered cells and/or biomanufacturing processes. A portion of the value in our customer collaborations is typically earned through downstream value sharing in the form of equity, royalty streams, or milestone payments. If our customers are not successful in bringing these products to market, or if these products are not successful once on the market, the downstream portion of our value will be adversely impacted. Because we do not directly control manufacturing, product or downstream process development or commercialization, we have limited ability to impact the quality of our partners’ production processes and ultimate commercial success.

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

Our revenue is concentrated in a limited number of customers, some of which are related parties, and our revenue, results of operations, cash flows and reputation may suffer upon the loss of a significant customer.

We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. During the year ended December 31, 2022, two customers each represented more than 10% of our total revenue and cumulatively represented 22% of our total revenue. Due to the significant time required to acquire new customers, to plan and develop new programs for customers, and to satisfactorily execute on existing programs, the loss of any of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. There is always a risk that existing customers will not elect to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. There is also the risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.

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

Risks Related to the Zymergen Acquisition

We may fail to realize the benefits and synergies expected from the Zymergen Acquisition, which could adversely affect our stock price.

The anticipated benefits and synergies Ginkgo expects from the Zymergen Acquisition are, necessarily, based on projections and assumptions about the combined businesses of Ginkgo and Zymergen, which may not materialize as expected or which may prove to be inaccurate. The value of our Class A Common Stock could be adversely affected if we are unable to realize the anticipated benefits and synergies from the Zymergen Acquisition on a timely basis or at all. The benefits and synergies expected from the Zymergen Acquisition, which may not materialize or may prove to be inaccurate include the following:

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
●
increased strain engineering expertise from knowledgeable Zymergen employees; and
●
a pro forma cost structure that is materially less than the combined standalone cost structure of Ginkgo and Zymergen.

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

We may be unable to appropriately integrate the business, operations and assets of Zymergen into our existing business.

Achieving the benefits of the Zymergen Acquisition will depend, in part, on our ability to integrate the business, operations and assets of Zymergen successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

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
●
the ability to find partnerships, complete a potential sale or spin-out of Zymergen’s advanced materials and drug discovery businesses on favorable terms or at all;
●
coordinating sales and marketing efforts to effectively position our capabilities and the direction of our platform;
●
limitations or encumbrances on certain Zymergen intellectual property or other difficulties integrating Zymergen intellectual property into Ginkgo’s portfolio;
●
the increased scale and complexity of our operations resulting from the Zymergen Acquisition;
●
managing Zymergen’s real estate cost commitments;
●
retaining key employees of Ginkgo and Zymergen;
●
managing employee transition and severance costs;
●
integrating and managing Ginkgo’s other acquisitions in addition to the Zymergen Acquisition; and
●
minimizing the diversion of Ginkgo’s management’s attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Zymergen, then Ginkgo may not achieve the anticipated benefits of the Zymergen Acquisition and its revenue, expenses, operating results and financial condition could be materially adversely affected.

There may be limited market interest in the product portfolio developed by Zymergen, which may limit our ability to create value from these assets.

Zymergen’s business model involved developing products internally in areas as diverse as materials, drug discovery, agriculture, and consumer products. We plan to seek partners for these programs but we may not be successful. Furthermore, Zymergen’s strategy, in part, involves building a laboratory automation business, which may not be successful. Zymergen’s assumptions regarding and the data underlying the estimates of the total annual addressable markets and serviceable addressable markets may not be correct, and the conditions supporting assumptions or estimates may change at any time, thereby reducing the accuracy of the estimates. The future growth of current and any future products and solutions depends on many factors, including factors that are beyond our control. If demand for current and future products and solutions is smaller than estimated or does not develop as we expect, our growth may be limited and our business, financial condition and operational results may be adversely affected.

The acquisition of Zymergen may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with Ginkgo’s integration of the business and operations of Zymergen. The amount and timing of these possible charges are not yet known. Our failure to identify or accurately assess the magnitude of certain liabilities, including in connection with Zymergen’s pending legal proceedings, could result in unexpected costs, including through litigation or regulatory exposure. Further, if we are unable to manage Zymergen’s real estate cost commitments or if we incur unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects , it may negatively impact Ginkgo’s business, operating results or financial condition. The price of our Class A Common Stock could decline to the extent the combined company’s financial results are materially affected by any of these events. For example, Zymergen incurred cash-based severance and stock-based compensation costs of approximately $7.9 million and approximately $3.5 million, respectively, related to the reduction in force it announced in October 2022 (the “October 2022 Reduction in Force”) and an aggregate of approximately $17.7 million in cash-based severance costs when combined with the initial reductions in force that were announced on July 25, 2022 and August 25, 2022, including $2.3 million of additional cash-based severance costs that were dependent on the consummation of a change in control event.

Ginkgo’s future results will suffer if it does not effectively manage its expanded operations and geographic footprint following the Zymergen Acquisition.

The size and scope of operations of the business of the combined companies has increased beyond the size and scope of operations of either Ginkgo’s or Zymergen’s businesses prior to the acquisition. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected synergies and other benefits currently anticipated from the Zymergen Acquisition.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and the global attempt to contain it may harm our business and results of operations.

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

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking or may take in the future. We have continued to operate within the rules and guidance applicable at various points to our business during the pandemic and operations at third-party facilities have been similarly impacted by governmental mandates and guidelines; however, a continuing implementation of these restrictions, or the implementation of additional restrictions, could further impact our ability to operate effectively and conduct ongoing R&D, laboratory operations, sales and marketing activities or other activities or operations, or lead to further compliance costs.

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

Our biosecurity and public health offering Concentric by Ginkgo, consists of COVID-19 testing and passive monitoring programs, which are subject to inherent risks of commercial viability, such as demand for tests, price or market share erosion due to competition and the duration of the COVID-19 pandemic. We are in a highly competitive market – many companies have launched or are seeking to launch COVID-19 testing products and many of these companies already have an existing commercial and technical infrastructure to market and commercialize such offerings. We have limited experience marketing or commercializing diagnostic or pooled sample testing programs and may not be able to sufficiently support operations with our current base of personnel or recruit enough experienced personnel who are in high demand, particularly healthcare professionals. Moreover, as vaccines for COVID-19 and at-home or over-the-counter COVID-19 tests continue to be widely available, and as infection rates decrease, demand for COVID-19 testing may also decrease.

Our COVID-19 testing business relies heavily on the adoption of pooled testing in schools, which may be hesitant to adopt COVID-19 testing without positive support from parents or teachers. Although we make test validation results and protocols available to parents and teachers, they may not trust the accuracy of the tests or may have concerns about how the tests are performed, how samples are used or tracked and whether appropriate privacy measures are being taken with respect to individually identifiable health information, including genetic information. The ability for schools to pay for COVID-19 testing relies heavily on the availability of federal, state or local funding for testing. If such funding is depleted, discontinued or otherwise becomes unavailable, or if there are restrictions on the use of such funding for our pooled sample test offerings, our COVID-19 testing business may not be commercially viable. Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools has significantly diminished, particularly in light of the White House's announcement that the public health emergency will end in May 2023. In addition, as a result of the recent FDA EUA of a COVID-19 vaccine for children five through eleven years of age, the demand for COVID-19 testing in schools could diminish significantly or be eliminated.

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

Our ability to commercialize our testing programs is also subject to regulatory or governmental controls, decisions or actions. If the HHS terminates its Declaration Justifying Emergency Use of Medical Countermeasures because the circumstances justifying emergency use no longer exist and, if the third-party COVID-19 tests that are used in our testing services are not able to obtain premarket approval, clearance or other marketing authorization from the FDA, we may be unable to market or distribute these COVID-19 tests, fulfill our contractual testing requirements or generate revenues from our test offerings. We may also experience price erosion if federal or state governments implement price controls or if the price of supply inputs increase.

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

For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. On March 10, 2020, the Secretary of HHS issued a declaration under the PREP Act and has issued subsequent amendments thereto to provide liability immunity for activities related to certain countermeasures against the COVID-19 pandemic.

We act as the authorized distributor of certain third-party COVID-19 tests and collection kits that have received an EUA and supervise testing programs for our COVID-19 testing customers. There can be no assurance that our test distribution and program planning activities regarding these programs would be covered under the provisions of the PREP Act. Also, there can be no assurance that the U.S. Congress will not act in the future to reduce coverage under the PREP Act or to repeal it altogether.

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

We are dependent on our relationships with our telehealth partner to provide healthcare services, and our business would be adversely affected if those relationships were disrupted or if our telehealth partner’s business model is affected by legal challenges.

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

The market, including customers and potential investors, may be skeptical of the viability and benefits of bioengineered products as well as our enabling abilities, including our platform and programs, because they are based on a relatively novel approach and the adoption of complex technology and because we are still demonstrating to the market the value of our platform. There can be no assurance that our platform and programs will be understood, approved, or accepted by customers, regulators and potential investors or that we will be able to sell our services profitably at competitive prices and with features sufficient to establish demand.

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

Our technologies and the technologies of our customers involve the use of genetically modified cells, organisms and biomaterials, including, without limitation, GMOs, GMMs, Genetically Modified Materials and their respective products. The use, production and marketing of Genetically Modified Materials, are subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the FDA, the EPA and the USDA are the primary agencies that regulate the use of GMOs, GMMs and potential products derived from GMOs or GMMs. If regulatory approval of the Genetically Modified Materials or resulting products is not secured, our business operations, financial condition and our ability to grow as a business could be adversely affected. We expect to encounter regulations regarding Genetically Modified Materials in most, if not all, of the countries in which our customers may seek to establish production capabilities or sell their products and the scope and nature of these regulations will likely be different from country to country. Governmental authorities could, for safety, social or other purposes, impose limits on, or implement regulation of, the use, production or marketing of Genetically Modified Materials. If our customers cannot meet the applicable requirements in other countries in which they intend to produce or sell their products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

In addition, public perception regarding the safety and environmental hazards of, and ethical concerns over, Genetically Modified Materials or the processes used to create them, including gene editing or gene regulating technologies, could influence public acceptance of our and our customers’ technologies, products, and processes. For instance, certain advocacy groups engage in efforts that include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified foods. These groups in the past have pressured retail food outlets and grocery store chains to publicly state that they will not carry genetically modified foods and have pressured food brands to publicly state that they will not use ingredients produced by genetically modified microbes. In addition, certain labeling-related initiatives have heightened consumer awareness of GMOs, which may make consumers less likely to purchase products containing GMO ingredients, and could have a negative impact on the commercial success of our customers’ products and programs. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs. The subject of Genetically Modified Materials has received negative publicity, which has aroused public debate. This adverse publicity has led to, and could continue to lead to, greater regulation and trade restrictions on imports of Genetically Modified Materials or their resulting products. In addition, with the acquisitions of Dutch DNA Biotech B.V., FGen, and Altar, we are expanding into the European Union market, which has increased government regulation and scrutiny over genetically modified products. There is a risk that products produced using our technologies could cause adverse health effects or other adverse events, which could also lead to negative publicity, regulatory action or private litigation. If we are unable to overcome the ethical, legal and social concerns relating to genetic engineering, our programs could face increased expenses, regulatory scrutiny, delays or other impediments to deliver our programs or the commercialization of resulting products and processes.

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

Further, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. An adverse determination in any such challenge could result in loss of exclusivity, or patent claims being narrowed, invalidated or held unenforceable, in whole or in part. Any of these results could limit our ability to stop others from using or commercializing similar or identical technology to compete directly with us. In addition, if the breadth or strength of protection provided by our patents or patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

While it is our policy to require that our employees, consultants and contractors who may be involved in the development of intellectual property for us execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from using our platform and technologies.

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

Any claims or lawsuits relating to infringement of, misappropriating, or otherwise violating intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

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

Risks Related to Personnel, IT and Physical Infrastructure

Loss of key personnel, including our founders and senior executives, and/or failure to attract, train and retain additional key personnel could delay our cell engineering programs, harm our platform development efforts, limit our biosecurity and public health offerings, and harm our ability to meet our business objectives, particularly given the substantial investment required to recruit, hire and train our employees.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, operations, business development and marketing personnel, among others. In addition, the market for qualified personnel is very competitive because of (a) the limited number of people available who have the necessary technical skills and understanding of our technology and products and (b) the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified technical personnel with other life sciences and information technology companies, as well as academic institutions and research institutions in the markets in which we operate, including: Massachusetts, USA; California, USA; The Netherlands; France; and Switzerland. In addition, as we add international operations, we will increasingly need to recruit qualified personnel outside the United States. However, doing so may also require us to comply with laws to which we are not currently subject, which could cause us to allocate or divert capital, personnel and other resources from our organization, which could adversely affect our business, financial condition, results of operations, prospects and reputation. Establishing international operations and recruiting personnel has been, and may continue to be, impacted by COVID-19 travel and operational restrictions. Our senior leadership team is critical to our vision, strategic direction, platform development, operations and commercial efforts. Our employees, including members of our leadership team, could leave our company with little or no prior notice and would be free to work for a competitor. We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our founders, senior leadership team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, net operating losses incurred will carry forward. However, net operating loss carryforwards generated prior to January 1, 2018 are subject to expiration for U.S. federal income tax purposes. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1,838.0 million, of which $139.2 million begin to expire in 2029 and $1,698.8 million can be carried forward indefinitely. As of December 31, 2022, we had state net operating loss carryforwards of approximately $734.1 million, of which $661.9 million begin to expire in 2030 and $72.2 million can be carried forward indefinitely. As of December 31, 2022, we had foreign net operating losses of approximately $1.4 million, of which $0.5 million will begin to expire in 2030 and $0.9 million can be carried forward indefinitely. As of December 31, 2022, we had federal research and development tax credit carryforwards of approximately $30.3 million which begin to expire in 2029. As of December 31, 2022, we also had state research and development and investment tax credit carryforwards of approximately $55.7 million which begin to expire in 2030.

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

We have identified material weaknesses in our internal controls over financial reporting, and we may identify additional material weaknesses in the future. A failure to maintain an effective system of internal control over financial reporting, may result in failure to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

SEC and New York Stock Exchange (“NYSE”) rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

As disclosed in Part II—Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2022, we concluded that there were two material weaknesses in our internal controls over financial reporting: (1) we did not have effective management review controls to address the risks of material misstatement of various significant accounts, and we relied on external resources and specialists and did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with our technical accounting and financial reporting requirements in order to provide sufficient review and oversight over the level of precision, evidence and/or timeliness of management review controls; and (2) we did not have effective controls over the existence, completeness, and accuracy of data used in our controls and failed to maintain adequate information technology general controls over various key systems. The material weaknesses identified in Item 9A did not result in any material misstatement of our financial statements for any period presented.

Our remediation efforts with respect to our identified material weaknesses may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

We cannot provide assurances that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. Any material weaknesses or significant deficiencies in our internal control over financial reporting could cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock to decline, and result in sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remedy material weaknesses in our internal control over financial reporting or to implement or maintain other effective control systems could also restrict our future access to the capital markets.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation insurance limit. Silicon Valley Bank’s failure to return certain of our deposits has impacted access to our invested cash or cash equivalents, and a similar failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Risks Related to Governmental Regulation and Litigation

Failure to comply with federal, state, local and international laws and regulations could adversely affect our business and our financial condition.

A variety of federal, state, local and international laws and regulations govern certain aspects of our business. For example, we maintain a registration from the DEA for the research of certain controlled substances and permits from the Boston Public Health Commission to conduct work with recombinant DNA. Some of our programs or products made or developed using our engineered cells and/or biomanufacturing processes are subject to regulations, including those promulgated by the FDA, DEA, EPA or USDA. Products utilized in our COVID-19 testing services are subject to regulations promulgated by the FDA, the Centers for Medicare and Medicaid Services, and certain state governments. In addition, we are subject to laws relating to, among other things, anti-bribery, insider trading, sourcing of biological materials and data privacy. The legal and regulatory requirements that apply to our business may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state, local or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations.

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
●
the EKRA, which created a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Unlike the Anti-Kickback Statute, EKRA is not limited to services reimbursable under a government health care program, but instead extends to all services reimbursed by “health care benefit programs”;
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
●
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) enacted as part of the American Recovery and Reinvestment Act of 2009, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, on covered entities subject to HIPAA (i.e., health plans, healthcare clearinghouses and certain healthcare providers), as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information, to safeguard the privacy, security and transmission of individually identifiable health information from any unauthorized use or disclosure;
●
the FDCA which imposes civil and criminal liability for engaging in any of a number of Prohibited acts, including distributing drugs, devices and foods that are adulterated or misbranded. To charge a criminal misdemeanor violation of the FDCA, no intent need be shown;
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

We and the third-party laboratories that we partner with are subject to the CLIA. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA requires certain clinical laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements depending on the level of complexity for which the laboratory is certified. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for laboratory testing services. Our partner laboratories hold CLIA certifications for high complexity testing, which mandate compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements depending on the level of complexity for which the laboratory is certified. Sanctions for failure to comply with CLIA requirements may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, as well as the imposition of significant fines or criminal penalties. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our partner laboratories’ failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business.

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

We rely on third-party laboratories in the conduct of our biosecurity and public health business offerings. If any of our partners cease working with us, or face supply chain disruptions or other difficulties, our business could be harmed. Specifically, if any of our partners were to lose or fail to obtain or renew their CLIA certifications or state laboratory licenses, whether as a result of a revocation, suspension or limitation, such laboratories would no longer be able to run the COVID-19 tests we offer to our customers, and our ability to successfully deploy a COVID-19 pooled sample testing program nationwide may be adversely impacted.

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

In addition, we are required to comply with applicable FDA regulations with respect to our distribution of certain COVID-19 diagnostic test kits and collection kits, including, for certain kits, compliance with applicable terms and conditions of an EUA. Such conditions may include requirements related to collection of information on the performance of the product, reporting of adverse events, recordkeeping requirements, and labeling and promotional activities. To the extent that we market or promote third-party tests or test kits outside of the uses authorized for these products or in a false or misleading manner, the tests or collection kits could be considered misbranded or adulterated and distributing them in interstate commerce could violate the FDCA. Violations of applicable FDA requirements could result in enforcement actions, such as warning or “untitled” letters, revocation of EUAs, seizures, injunctions, civil penalties and criminal prosecutions and fines, and violation of the FTC Act could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for laboratory testing and distribution of related collection kits. For example, many state laws require us to hold a specific form of license to distribute COVID-19 diagnostic test kits and collection kits into such states. These requirements vary from one state to another and frequently change. Complying with state laws and regulations may subject us to similar risks and delays as those we could experience under federal regulation.

Our surveillance testing efforts do not collect identifying individual data and do not return a diagnostic result, but some surveillance methods, such as double collection, require samples from individuals. Regulatory authorities could take issue with our characterization of such testing as surveillance and/or impose additional requirements or restrictions.

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
●
relating to anti-corruption, anti-bribery, and anti-money laundering; and
●
requiring the true, complete and accurate reporting of services, financial information, or data.

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

Distribution and use of screening and/or diagnostic tests marketed under an EUA from the FDA are subject to certain limitations, and the continued availability of such authorizations is subject to government discretion.

Screening and/or diagnostic tests used in the testing programs and services of our affiliated company Concentric by Ginkgo are subject to EUAs granted by the FDA to the manufacturers or laboratories marketing such tests. Each EUA requires compliance with certain conditions, including specific workflow requirements, and imposes other limitations on the test’s marketing, distribution, and use. We rely on our laboratory and telehealth partners to maintain compliance with the terms of the applicable EUAs; if they fail to do so we may be in breach of certain customer contracts and may become subject to an FDA enforcement action or experience other adverse effects on our business.

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

We are engaged in certain research activities involving controlled substances, including cannabinoids and other chemical intermediates, the making, use, sale, importation, exportation, and distribution of which may be subject to significant regulation by the DEA, FDA, and other regulatory agencies.

We are engaged in certain research activities involving the development of microbes designed to generate cannabinoids, their precursors and other chemical intermediaries, some of which may be regulated as controlled substances in the United States. Controlled substances are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other laws, controlled substances are regulated under the federal Controlled Substances Act of 1970 and implementing regulations of the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may generally not be marketed or sold in the United States. Schedule I substances are subject to the most stringent controls and Schedule V the least controls of the five schedules, based on their relative risk of abuse.

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

The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. While we have controls to address compliance with such laws and will continue to review and enhance our compliance program, we cannot assure you that our employees, agents, representatives, business partners or third-party intermediaries will always comply with our policies and applicable law, for which we may be ultimately held responsible.

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

When we acquired Zymergen, Zymergen was subject to a preexisting agreement with CFIUS relating to an investor in Zymergen (who, following the Zymergen Acquisition, became a Ginkgo shareholder). This agreement requires Zymergen to adhere to certain information and technology protection requirements. This agreement will remain in place until the parties to the agreement agree to terminate it. Zymergen has incurred incremental additional costs in implementing and complying with the agreement, and because the agreement will remain in place, we will continue to incur costs following the Zymergen acquisition, and ensure compliance to avoid any penalties, injunctive action, additional mitigation conditions or other restrictions.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of December 31, 2022, our directors and executive officers hold in the aggregate approximately 47.4% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 66.1% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

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

There are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to certain earnout price thresholds ranging from $12.50 to $20.00 for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of December 31, 2022. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

In connection with the SRNG Business Combination, in September 2021, Jason Kelly, Reshma Shetty, Austin Che and Bartholomew Canton were granted restricted stock units, which vested, along with certain related earnout shares that achieved the $12.50 price threshold, on October 1, 2022. Certain of such shares have been sold into the market (including to cover the income tax obligations associated with their vesting and distribution or otherwise), and such sales and any future sales could harm the prevailing market price of our securities.

We have also issued shares of our common stock in connection with certain of our acquisitions, which issuances dilute our existing shareholders. In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. Our compensation committee of our board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed, and expect to file in the future, one or more registration statements on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Short sellers may engage in manipulative activity intended to drive down the market price of our Class A common stock, which could also result in related regulatory and governmental scrutiny, among other effects.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. On October 6, 2021, such a report was published about us. Shortly after, we received a preliminary and informal inquiry from the U.S. Department of Justice related to this report. Any related inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC, is not within the control of the Company. Although we have received confirmation from the SEC that it concluded its inquiry into Ginkgo Bioworks Holdings, Inc. begun in October 2021 or soon after with no recommendation of enforcement action, any inquiry or formal investigation by any governmental organization or regulatory body could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.

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

See “Risk Factors—Risks Related to Our Organizational Structure and Governance—Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock granted or otherwise issued to our employees and directors in the future), which shares have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Ginkgo’s headquarters are located in the Seaport district of Boston, Massachusetts and comprise a set of non-cancellable operating leases within a facility totaling over 325,000 square feet of office and laboratory space. These lease agreements expire on dates ranging from 2030 to 2036 and each contain one option to extend the lease for a five-year period at then-market rates. We also lease approximately 584,000 square feet of office and lab space in Cambridge, Massachusetts, New York, New York, Emeryville, California, and Utrecht, Netherlands.

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

We also own approximately 193,000 square feet of real property in West Sacramento, California. We believe our facilities are adequate and suitable for our current needs and that the new lease described above provides significant expansion space. To support future organic growth or merger and acquisition activity, we may enter into new leases, assume lease obligations or acquire property both domestically and internationally and believe that, if needed, suitable or alternative space will be available.

Item 3. Legal Proceedings.

From time to time, the Company may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. Except as described below, the Company does not believe any pending litigation to be material, or that the outcome of any such pending litigation, in management’s judgment based on information currently available, would have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

As disclosed in Note 3, the Company completed its acquisition of Zymergen on October 19, 2022. On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters, as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 3:21-cv-08723-VC. The complaint names certain of Zymergen’s former officers and directors as defendants and Zymergen as nominal defendant based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs. Zymergen intends to defend vigorously against such allegations.

On or about February 7, 2023, a complaint was filed by Fortis Advisors LLC, solely in its capacity as Stockholders’ Representative for the holders of convertible promissory notes of Lodo Therapeutics Corporation (“Lodo”), against our subsidiary, Zymergen, in Delaware Superior Court. The complaint purports to allege violations of California securities laws based on Zymergen’s exchange of its common stock for convertible promissory notes issued by Lodo in connection with Zymergen’s May 2021 acquisition of Lodo. The complaint seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

In addition, certain government agencies, including the SEC, have requested information related to Zymergen’s August 3, 2021 disclosure. Zymergen is cooperating fully.

See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Holders of Record

As of December 31, 2022, there were approximately 359 stockholders of record of our Class A common stock, 432 stockholders of record of our Class B common stock and 1 stockholder of record of our Class C common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units (#)		Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders (1)	129,503,568	(2)	$0.28	185,432,349	(3)
Equity compensation plans not approved by security holders (4)	17,838,875		—	7,161,125
Total	147,342,443		$0.28	192,593,474
(1)
Includes the Ginkgo Bioworks Holdings, Inc. 2021 Equity Incentive Plan.
(2)
Includes 12,906,001 shares of common stock issuable upon the exercise of outstanding stock options and 116,597,567 shares of common stock issuable upon settlement of outstanding restricted stock units.
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
(4)
Includes the Ginkgo Bioworks Holdings, Inc. 2022 Inducement Plan.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Biotechnology Select Industry Index between September 17, 2021 (the date our common stock began trading on the NYSE after the SRNG Business Combination) through December 31, 2022. All values assume a $100 initial investment at market close on September 17, 2021 and data for the S&P 500 and the S&P Biotechnology Select indices assume reinvestment of all dividends.

Recent Sales of Unregistered Securities

On October 4, 2022, we issued a total of 4,501,165 shares of Class A Common Stock to certain equity holders of Circularis Biotechnologies, Inc. (“Circularis”), valued at approximately $13.6 million, as consideration in connection with the acquisition of the outstanding equity interests of Circularis, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On October 4, 2022, we issued a total of 2,450,982 shares of Class A Common Stock to certain equity holders of Altar SAS (“Altar”), valued at approximately $7.5 million, as consideration in connection with the acquisition of the outstanding equity interests of Altar, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On October 28, 2022, we issued a total of 327,289 shares of our Class A common stock to Allen & Company LLC (“Allen & Company”) and certain of its employees, valued at approximately $1.0 million, in partial satisfaction of the transaction fee payable to Allen & Company as our financial advisor in connection with the Zymergen Acquisition, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” sections elsewhere in the Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Further, this section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For discussion related to 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, filed with the United States Securities and Exchange Commission on March 29, 2022.

Overview

Our mission is to make biology easier to engineer.

Ginkgo is the leading platform for cell programming, providing flexible, end-to-end services that solve challenges for organizations across diverse markets, from food and agriculture to pharmaceuticals to industrial and specialty chemicals. Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo, is building global infrastructure for biosecurity to empower governments, communities, and public health leaders to prevent, detect and respond to a wide variety of biological threats.

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

The foundation of our cell programming platform includes two core assets that execute a wide variety of cell programs for customers according to their specifications: our Foundry and our Codebase.

●
Our Foundry wraps proprietary software and automation around core cell engineering workflows—designing DNA, writing DNA, inserting that DNA into cells, testing cells to measure performance—and leverages data analytics and data science to inform each iteration of design. The software, automation and data analysis pipelines we leverage in the Foundry drive a strong scale economic that we refer to as “Knight's Law.” We expect Foundry output, which we currently measure by daily strain tests, to increase year over year, while the cost per strain test decreases. We expect to be able to pass these savings along to our customers, allowing them to take more “shots on goal” with their programs.
●
Our Codebase includes both our physical (engineered cells and genetic parts) and digital (genetic sequences and performance data) biological assets. Codebase accumulates as we execute more cell programs on the platform. Every program, whether successful or not, generates valuable Codebase and helps inform future experimental designs and provides reusable genetic parts, making our cell program designs more efficient. Historically, we have augmented our Codebase via acquisition of assets such as microbial strains, sample collections, and sequence data. In 2022, our Codebase grew to over two billion proprietary protein sequences as a result of recent acquisitions

As the platform scales, we have observed a virtuous cycle between our Foundry, our Codebase, and the value we deliver to customers. We believe this virtuous cycle sustains Ginkgo’s growth and differentiated value proposition.

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

Put simply: we believe that as we scale, the platform improves. We believe that this in turn yields better program execution and customer outcomes, ultimately driving more demand, which drives further investments in scale and platform improvements, and so on. We believe this positive feedback loop has the potential to drive compounding value creation in the future, as every new program we add contributes to both near-term revenues and has the potential to add significant downstream economics and more positive impact.

Our cell programming business model mirrors the structure of our platform and we are compensated in two primary ways. First, we charge usage fees for services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or CROs charge for services. Additionally, we negotiate a value share with our customers (typically in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. As we add new programs, our portfolio of programs with this “downstream” value potential grows.

With a mission to make biology easier to engineer, we have always recognized the need to invest in biosecurity as a key component of our platform. We’re building the future bioeconomy with our customers and partners, and we envision the future of biosecurity as a global immune system equipped with the capabilities to prevent, detect, and respond to biological threats. The first, critical step in realizing this future is to build a robust early warning system for biological threats—this is the primary focus of Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo.

In the second quarter of 2020, in response to the COVID-19 pandemic, we launched our commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which we generate product and service revenue. We generate product revenue through the sale of lateral flow assay (“LFA”) diagnostic test kits, PCR sample collection kits and pooled test kits, all of which we sell to our customers on a standalone basis. We generate service revenue primarily through the sale of our end-to-end COVID-19 testing services which consist of multiple promised goods and services including sample collection kits, physician authorizations, onsite test administration, outsourced laboratory PCR analysis, and access to results reported through a web-based portal.

Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with XpresCheck and the CDC, as well as through other congregate settings such as our partnership with Eurofins. Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools is diminished, particularly in light of the White House's announcement that the public health emergency will end in May 2023. Over time, Concentric by Ginkgo has added new offerings such as wastewater monitoring and bioinformatic support and has expanded internationally. These expanded offerings were not a material portion of our revenue in 2022, but we expect their relative value to increase in future years.

Prior to 2022, we operated as a single reportable segment. In the first quarter of 2022, we reorganized our operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to our internal management structure and how our chief operating decision makers evaluate operating results and make decisions on how to allocate resources. Our two operating and reportable segments are described below:

●
Foundry consists of research and development services performed under collaboration and license agreements relating to our cell programming platform. Our cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with our Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Foundry segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Foundry revenue, which we may also refer to as cell engineering revenue, is derived from Foundry usage fees and downstream value share in the form of milestone payments, royalties or equity interests.
●
Biosecurity consists of COVID-19 testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and testing and reporting services fees.

Generating Economic Value Through Cell Programs

Our cell programming platform is a key enabling technology and source of intellectual property for our customers’ products. We earn Foundry revenue for our R&D services as well as through a share of the value of products created using our platform.

We structure Foundry revenue to include some combination of the following:

●
Foundry usage fees, which may comprise cash and/or non-cash consideration, in the form of:
●
upfront payments upon consummation of an agreement or other fixed payments that are generally recognized over our period of performance;
●
reimbursement for costs incurred for R&D services;
●
milestone payments upon the achievement of specified technical criteria;

plus,

●
downstream value share payments in the form of:
●
milestone payments, which may comprise cash and/or non-cash consideration, upon the achievement of specified commercial criteria;
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

Customer arrangements which involve non-cash consideration generally fall into two categories: Platform Ventures and Structured Partnerships.

Platform Ventures

Platform Ventures allow Ginkgo to partner with leading multinationals and financial investors to form new ventures in identified market segments with potential to benefit from synthetic biology. In exchange for an equity position in the venture, we contribute license rights to our proprietary cell programming technology and intellectual property, while our partners contribute relevant industry expertise, other resources and venture funding. We also provide R&D services for which we receive cash consideration on a fixed-fee or cost-plus basis. Platform Ventures include:

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

Ayana Bio, LLC

Founded in September 2021, Ayana Bio, LLC (“Ayana”) was formed to identify and design new bioactive compounds for use as complementary medicine to support human health and wellness. Ayana was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9,000,000 common units (representing 100% of common units at inception) of Ayana and have also provided Ayana with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the third quarter of 2022, we consolidated Ayana as a variable interest entity. In the third quarter of 2022, we deconsolidated Ayana and began accounting for our retained investment in Ayana as an equity method investment. The initial carrying value of the equity method investment in Ayana was equal to the fair value of our retained interest of $16.0 million as of the deconsolidation date which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Ginkgo also entered into a Technical Development Agreement with Ayana under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Verb Biotics, LLC

Founded in September 2021, Verb Biotics, LLC (“Verb”) was formed to identify and design new strains of probiotic bacteria with advanced properties for human nutrition, health, and wellness. Verb was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9,000,000 common units (representing 100% of common units at inception) of Verb and have also provided Verb with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the first quarter of 2022, we consolidated Verb as a variable interest entity. In the first quarter of 2022, we deconsolidated Verb and began accounting for our retained investment in Verb as an equity method investment. The initial carrying value of the equity method investment in Verb was equal to the fair value of our retained interest of $15.9 million as of the deconsolidation date which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Ginkgo also entered into a Technical Development Agreement with Verb under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

BiomEdit, LLC

Founded in April 2022, BiomEdit, LLC (“BiomEdit”) was formed to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the animal health industry. BiomEdit was capitalized through a Series A preferred unit financing that raised approximately $32.5 million in gross proceeds from an investor group which included one of our investors. In April 2022, we entered into an intellectual property contribution agreement that granted BiomEdit rights to our intellectual property, subject to mutually agreed upon technical development plans and, in return, we received 3.9 million voting common units in BiomEdit. In addition, Elanco Animal Health also contributed intellectual property in exchange for 3.9 million non-voting common units in BiomEdit. The initial fair value of our common units received in BiomEdit was $8.9 million which has subsequently been reduced to a carrying value of $0.4 million as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with BiomEdit under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Structured Partnerships

Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the Foundry usage fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In 2022, we entered into 12 Startup Structured Partnerships, which provided for prepayments of Foundry usage fees in the form of equity securities or convertible financial instruments in the aggregate amount of $30.7 million, that is recognized as revenue over our period of performance. In 2021, we entered into five Startup Structured Partnerships in which we received $16.5 million in upfront consideration in the form of equity securities that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of December 31, 2022, the carrying value of the investment is $44.9 million and reflects the historical cost less an impairment loss recognized in the second quarter of 2022.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of December 31, 2022, the fair value of Synlogic common stock and warrants was $4.8 million and $1.9 million, respectively.

See Notes 5 and 16 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.

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

	Years Ended December 31,
	2022	2021
New Programs	59	31
Current Active Programs	112	71
Cumulative Programs	164	105

New Programs

New Programs represent the number of unique programs commenced within the reporting period. As new programs have multi-year durations, we view this metric as an indication of future Foundry revenue growth, which we may also refer to as cell engineering revenue growth.

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

Zymergen Acquisition

On October 19, 2022, we completed the previously announced acquisition contemplated by that certain Agreement and Plan of Merger, dated as of July 24, 2022 (the “Zymergen Merger Agreement”), among Zymergen Inc., (“Zymergen”), Ginkgo, and Pepper Merger Subsidiary Inc., an indirect wholly owned subsidiary of Ginkgo (“Merger Subsidiary”). Pursuant to the Zymergen Merger Agreement, Merger Subsidiary merged with and into Zymergen (the “Zymergen Acquisition”), with Zymergen surviving the Zymergen Acquisition as a wholly owned subsidiary of Ginkgo. As consideration for the transaction, we delivered to Zymergen common stockholders 99,422,907 shares of Ginkgo Class A common stock for an aggregate purchase price of $231.8 million. See Note 3 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Bayer Asset Purchase

On October 17, 2022, we closed the previously announced transaction with Bayer, under which we acquired certain assets and liabilities of Bayer, including Bayer's 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform. As part of the acquisition, we plan to integrate certain research and development platform assets of Joyn Bio, LLC ("Joyn"), the joint venture created by Ginkgo and Bayer in 2017, and initiated the dissolution of Joyn. The acquisition is expected to expand our platform capabilities in agricultural biologicals. As consideration for the assets acquired, we paid Bayer $80.0 million in cash at closing. Concurrently with the closing, we entered into a multi-year collaboration with Bayer to advance multiple cell programs in exchange for quarterly installments and royalty-based downstream value. See Note 3 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

SRNG Business Combination

We entered into the Merger Agreement with Soaring Eagle Acquisition Corp. (“SRNG”) on May 11, 2021. On September 14, 2021, the SRNG shareholders approved and adopted the Merger Agreement and the other proposals described in SRNG’s definitive proxy statement/prospectus included in SRNG’s registration statement on Form S-4 (File No. 333-256121), which was declared effective by the SEC on August 11, 2021. Upon the consummation of the business combination on September 16, 2021, SEAC Merger Sub Inc., a wholly owned subsidiary of SRNG (“SRNG Merger Sub”), merged with and into Ginkgo, the separate corporate existence of SRNG Merger Sub ceased, and Ginkgo survived the merger as a wholly owned subsidiary of SRNG, which was renamed “Ginkgo Bioworks Holdings, Inc” (the "SRNG Business Combination").

The SRNG Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in ASC 805, Business Combinations, SRNG was treated as the “acquired” company for accounting and financial reporting purposes. We were deemed the accounting predecessor of the combined business, and as the parent company of the combined business, are the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. The SRNG Business Combination resulted in proceeds of $1,509.6 million, net of transaction costs of $108.1 million, and included $760.0 million in proceeds from the PIPE Investment (as defined below) that was consummated substantially simultaneously with the closing of the SRNG Business Combination.

As the successor to an SEC-registered and publicly listed company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Modification of Equity Awards in Connection with SRNG Business Combination

Prior to the SRNG Business Combination, our restricted stock units (“RSUs”) were granted with both a service-based vesting condition and a performance-based vesting condition. We have historically not recognized any stock-based compensation expense associated with these awards as the achievement of the performance condition required a change in control or an initial public offering (both as defined in the underlying award agreement) that was not deemed probable of occurring. The SRNG Business Combination did not meet the performance condition required for vesting of our RSUs.

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the SRNG Business Combination (the “10% RSUs”) to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification and resulted in approximately $1,678.4 million and $1,492.2 million of stock-based compensation expense recognized in 2022 and 2021, respectively, related to the modified RSUs. The 10% RSUs representing approximately 5.7 million shares were settled in cash for a total cash payment of $76.5 million equal to the fair value of the stock on the Form S-8 effective date. Stock-based compensation expense also included $193.3 million and $173.5 million in 2022 and 2021, respectively, related to RSU earnout shares which were subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021.

Components of Results of Operations

Revenue

Foundry Revenue

We generate Foundry revenue, which we may also refer to as cell engineering revenue, through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) Foundry usage fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the period presented.

Foundry revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 5, 6, 16 and 20 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Foundry revenue also includes transactions with Startup Structured Partnerships where, as part of these transactions, we received upfront non-cash consideration in the form of current equity interests or financial instruments that are convertible into equity upon a triggering event. We grant the customer a prepaid Foundry services credit in exchange for the upfront non-cash consideration, which can be drawn down as payment for R&D services performed under mutually agreed upon development plans.

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

Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with XpresCheck and the CDC, as well as through other congregate settings such as our partnership with Eurofins. Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools is diminished, particularly in light of the White House's announcement that the public health emergency will end in May 2023. Over time, Concentric by Ginkgo has added new offerings such as wastewater monitoring and bioinformatic support and has expanded internationally. These expanded offerings were not a material portion of our revenue in 2022, but we expect their relative value to increase in future years.

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

We expense R&D costs as incurred. As we grow our active programs and customer base and invest in our Foundry and Codebase through organic and inorganic growth initiatives, we anticipate that our R&D expenses will continue to increase. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers and the rate of market penetration within our existing customer industries.

Beginning in the fourth quarter of 2021, R&D expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”).

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

Beginning in the fourth quarter of 2021, G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of vesting terms of RSUs and the vesting of certain earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”).

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

Loss on Investments

Loss on investments includes the change in fair value of our marketable equity securities in publicly traded companies and impairment losses recognized on non-marketable equity securities in privately held companies.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities includes the change in fair value of private placement warrants (“Private Placement Warrants”) and publicly traded warrants (“Public Warrants”), which are classified as liabilities and were assumed as part of the SRNG Business Combination. Warrant liabilities are marked to market at each balance sheet date.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in fair value of our convertible notes with Access Bio, Inc. (“Access Bio Convertible Notes”) and promissory note with Glycosyn, LLC (“Glycosyn Promissory Note”), each accounted for under the fair value option, sublease rent income and loss on disposal of equipment.

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

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1,838.0 million, of which $139.2 million begin to expire in 2029 and $1,698.8 million can be carried forward indefinitely. As of December 31, 2022, we had state net operating loss carryforwards of approximately $734.1 million, of which $661.9 million begin to expire in 2030 and $72.2 million can be carried forward indefinitely. As of December 31, 2022, we had foreign net operating losses of approximately $1.4 million, of which $0.5 million will begin to expire in 2030 and $0.9 million can be carried forward indefinitely. As of December 31, 2022, we had federal research and development tax credit carryforwards of approximately $30.3 million which begin to expire in 2029. As of December 31, 2022, we also had state research and development and investment tax credit carryforwards of approximately $55.7 million which begin to expire in 2030.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, R&D tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated statements of operations for each period presented:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Foundry revenue	$143,666	$112,989	$30,677
Biosecurity revenue:
Product	35,455	23,040	12,415
Service	298,585	177,808	120,777
Total revenue	477,706	313,837	163,869
Costs and operating expenses:
Cost of Biosecurity product revenue	20,646	20,017	629
Cost of Biosecurity service revenue	183,570	109,673	73,897
Research and development (1)	1,052,643	1,149,662	(97,019)
General and administrative (1)	1,429,799	862,952	566,847
Total operating expenses	2,686,658	2,142,304	544,354
Loss from operations	(2,208,952)	(1,828,467)	(380,485)
Other income (expense):
Interest income	20,262	837	19,425
Interest expense	(106)	(2,373)	2,267
Loss on equity method investments	(43,761)	(77,284)	33,523
Loss on investments	(53,335)	(11,543)	(41,792)
Change in fair value of warrant liabilities	124,970	58,615	66,355
Gain on settlement of partnership agreement	—	23,826	(23,826)
Gain on deconsolidation of subsidiaries	31,889	—
Other income (expense), net	7,634	(1,733)	9,367
Total other income (expense), net	87,553	(9,655)	97,208
Loss before income taxes	(2,121,399)	(1,838,122)	(283,277)
Income tax (benefit) provision	(15,027)	(1,480)	(13,547)
Net loss	(2,106,372)	(1,836,642)	(269,730)
Loss attributable to non-controlling interest	(1,443)	(6,595)	5,152
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(2,104,929)	$(1,830,047)	$(274,882)

(1) R&D and G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”). Total stock-based compensation expense inclusive of employer payroll taxes was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$738,821	$930,360
General and administrative	1,202,099	757,247
Total	$1,940,920	$1,687,607

Foundry Revenue

Foundry revenue increased $30.7 million in 2022 compared to 2021. The increase was primarily due to progress of Current Active Programs with existing and new customers, including an increase of $10.1 million in downstream value share payments received upon the achievement of commercial milestones. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical and/or commercial milestones before contributing in a meaningful way to revenue.

As discussed above in Components of Results of Operations, Foundry revenue comprises both cash and non-cash consideration. Foundry revenue recognized relating to non-cash consideration increased from $39.9 million in 2021 to $75.8 million in 2022, inclusive of downstream value share milestone payments received in the form of equity securities.

The total number of Current Active Programs increased from 71 in 2021 to 112 in 2022. In 2022, 59 New Programs commenced compared to 31 New Programs in 2021. Cumulative Programs increased from 105 in 2021 to 164 in 2022. The number of customers increased from 33 in 2021 to 56 in 2022.

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

Biosecurity Revenue

Biosecurity revenue increased $133.2 million in 2022 compared to 2021 and was comprised of an increase in service revenue of $120.8 million and an increase in product revenue of $12.4 million.

The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain in 2023 and beyond. In particular, the demand for COVID-19 testing in schools has significantly diminished, with further uncertainty particularly in light of the White House’s announcement that the public health emergency will end in May 2023.

Cost of Biosecurity Product and Service Revenue

Cost of Biosecurity product and service revenue increased $74.5 million in 2022 compared to 2021. The increase was driven by increased demand for our COVID-19 testing products and services.

Research and Development Expenses

Research and development expenses decreased $97.0 million in 2022 compared to 2021. The decrease was primarily attributable to a decrease in stock-based compensation expense of $191.5 million (inclusive of employer payroll taxes), partially offset by increases, driven by organic and inorganic growth initiatives, in personnel-related compensation and benefits expense of $36.8 million, rent and facilities expense of $21.3 million, professional fees of $15.3 million, depreciation and amortization expense of $10.9 million, and software and technology expense of $9.2 million. Stock-based compensation decreased due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021, resulting in a cumulative catch-up adjustment recorded in 2021 for the portion of the employee’s requisite service provided as of the modification date (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”).

General and Administrative Expenses

General and administrative expenses increased $566.8 million in 2022 compared to 2021. The increase was primarily attributable to increases, as a result of becoming a public company and supporting business scaling through organic and inorganic growth initiatives, in professional fees of $49.8 million, personnel-related compensation and benefits expense of $46.8 million, insurance expense of $8.6 million, travel and entertainment expense of $4.9 million, rent and facilities expense of $4.8 million, depreciation and amortization expense of $3.5 million, and marketing expense of $2.7 million. The remaining increase was attributable to stock-based compensation expense of $444.9 million (inclusive of employer payroll taxes) primarily due to founder equity awards granted in January 2020 and September 2021, which vested in full in October 2022. These awards were also subject to the same modification described above in “Modification of Equity Awards in Connection with SRNG Business Combination”.

Interest Income

Interest income increased $19.4 million in 2022 compared to 2021, primarily due to higher average cash balances in interest bearing accounts and increases in interest rates on cash held in money market accounts.

Interest Expense

Interest expense decreased $2.3 million in 2022 compared to 2021, primarily due to non-cash interest expense on a build-to-suit lease financing obligation, which was derecognized upon the adoption of Financial Accounting Standards Board Accounting Standard Update No 2016-02, Leases (Topic 842) on January 1, 2022 and is now recorded as operating lease expense on the consolidated statements of operations and comprehensive loss.

Loss on Equity Method Investments

Loss on equity method investments decreased $33.5 million in 2022 compared to 2021. The decrease was primarily attributable to our equity method investments in BiomEdit, Verb, Ayana, Joyn, Arcaea and Allonnia.

In 2022, we launched our new Platform Venture, BiomEdit, and recorded a $8.5 million loss on our equity method investment in BiomEdit as a result of the application of the HLBV method during 2022. Upon the deconsolidation of Verb and Ayana in 2022, we recorded an aggregate $31.9 million loss on our retained investments in Verb and Ayana due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investments. Our share of Joyn's losses under the HLBV method decreased by $14.2 million in 2022 compared to 2021, primarily as a result of a $14.0 million gain on the remeasurement of our 50% equity interest in Joyn at fair value as of the business combination date.

The increase in losses related to BiomEdit, Verb and Ayana were offset by a decrease in losses related Allonnia and Arcaea. The fair value of the additional equity we received in Allonnia of $12.7 million in 2021 was reduced to zero during the period as a result of the application of the HLBV method. The fair value of the initial equity we received in Arcaea of $47.4 million in 2021 was also reduced to zero during the period as a result of the application of the HLBV method.

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

Loss on Investments

Loss on investments increased $41.8 million in 2022 compared to 2021. The increase was driven by fluctuations in the stock prices of our marketable equity securities, a $10.1 million impairment loss recognized on our investment in Genomatica preferred stock in 2022 and mark-to-market adjustments on equity securities received as downstream value share payments upon the achievement of commercial milestones. Non-cash consideration from customers is initially measured at the fair value of the non-cash consideration at contract inception.

Change in Fair Value of Warrant Liabilities

The gain on the change in fair value of warrant liabilities increased $66.4 million in 2022 compared to 2021. The change in fair value of warrant liabilities is primarily driven by a decline in the value of our common stock during the periods, which decreased the fair value of the liability classified warrants.

Gain on Settlement of Partnership Agreement

Gain on settlement of partnership agreement decreased $23.8 million in 2022 compared to 2021 and consisted of a payment received from Amyris in 2021 in full settlement of all amounts due under the partnership agreement.

Gain on Deconsolidation of Subsidiaries

Gain on deconsolidation of subsidiaries relates to our deconsolidation of Verb and Ayana and consisted of $15.9 million and $16.0 million retained interests in Verb and Ayana, respectively, measured at fair value as of the deconsolidation date.

Other Income (Expense), Net

Other income (expense), net increased $9.4 million in 2022 compared to 2021. The increase was primarily attributable to changes in fair value of the Access Bio Convertible Notes and Glycosyn Promissory Note which are marked to market at each period-end, a $5.3 million gain on the convertible promissory notes from Joyn which were remeasured to fair value as of the business combination date, a $3.9 million increase in sublease rent income, partially offset by loss on disposal of equipment.

Non-GAAP Information

In addition to our results determined in accordance with GAAP, we use EBITDA and Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions. We believe these non-GAAP measures, when viewed with our GAAP results, may be helpful to investors in assessing our operating performance.

We define EBITDA as net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders before the impact of interest income, interest expense, provision for income taxes and depreciation and amortization.

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain on settlement of partnership agreement, gain on deconsolidation of subsidiaries, acquired in-process research and development in connection with asset acquisitions and other income and expenses. In 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.

Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by future income or future expenses similar to those excluded when calculating these measures. Our computation of these measures, especially Adjusted EBITDA, may not be comparable to similarly titled measures of other companies because not all companies calculate these measures in the same way. We compensate for these limitations by providing a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure.

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(2,104,929)	$(1,830,047)
Interest income	(20,262)	(837)
Interest expense	106	2,373
Income tax benefit	(15,027)	(1,480)
Depreciation and amortization	42,552	29,076
EBITDA	(2,097,560)	(1,800,915)
Stock-based compensation (1)	1,940,920	1,687,607
Loss on equity method investments (2)	45,315	74,445
Loss on investments	53,335	11,543
Change in fair value of warrant liabilities	(124,970)	(58,615)
Gain on settlement of partnership agreement	—	(23,826)
Gain on deconsolidation of subsidiaries	(31,889)	—
Merger and acquisition related expenses (3)	46,229	—
Other (4)	(4,153)	3,712
Adjusted EBITDA	$(172,773)	$(106,049)
(1)
For the years ended December 31, 2022 and 2021, includes $10.3 million and $5.0 million, respectively, in employer payroll taxes.
(2)
Represents losses on equity method investments under the HLBV method, net of losses attributable to non-controlling interests.
(3)
Represents transaction and integration costs directly related to mergers and acquisitions including (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, and (iv) acquired intangible assets expensed to research and development associated with an asset acquisition.
(4)
For the year ended December 31, 2022, includes $1.2 million in mark-to-market loss on the Access Bio Convertible Notes and Glycosyn Promissory Note and a $5.3 million fair market value remeasurement gain on the convertible promissory notes from Joyn. For the year ended December 31, 2021, includes $3.7 million in mark-to-market adjustments on the Access Bio Convertible Notes and Glycosyn Promissory Note.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the SRNG Business Combination, our sources of liquidity have been predominantly from proceeds from equity offerings, convertible notes offerings, payments received for R&D services under license and collaboration arrangements including those received on an upfront basis and upon accomplishment of milestones, payments received from Biosecurity product sales and services, and government grants. Upon the closing of the SRNG Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from the PIPE Investment. As of December 31, 2022, we had cash and cash equivalents of $1,315.8 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Annual Report on Form 10-K.

Our wholly-owned subsidiary Zymergen was impacted by the closure of Silicon Valley Bank (“SVB”) on March 10, 2023. At the time of closing, Zymergen had a total cash balance of approximately $74 million held in deposit accounts at SVB. Zymergen does not maintain any other material accounts or lines of credit with SVB. The cash balance with SVB represents approximately 6% of our cash and cash equivalents as of December 31, 2022, which is considered to be immaterial to our liquidity.

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

Leases

We have various noncancelable operating leases for office and laboratory space that begin to expire on dates ranging from 2030 through 2036. As of December 31, 2022, we have minimum rental commitments under noncancelable operating leases of $58.1 million in 2023 and $606.7 million thereafter. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Purchase Obligations

In March 2022, we entered into a four-year noncancelable supply agreement with Twist for the purchase of diverse products including synthetic DNA. Under this agreement, we are obligated to spend a minimum of $58.0 million over the four-year term, with approximately $10.0 million payable in the next 12 months and $48.0 million thereafter.

Capital Expenditures

We anticipate our cumulative spending on capital expenditures to be in the range of $60.0 million over the next twelve months, subject to management’s ongoing reassessment, to support our commercial plan as we strategically invest in capacity and technology to deliver new cell programs.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(252,198)	$(253,818)
Investing activities	(67,394)	(73,257)
Financing activities	95,337	1,534,145
Effect of exchange rate changes	908	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(223,347)	$1,207,051

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 consisted of net loss of $2,106.4 million, adjusted for net change in operating assets and liabilities of $37.0 million and non-cash charges of $1,891.2 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $55.0 million from increased Biosecurity collections partially offset by increase in prepaid expense and other current assets of $8.7 million primarily due to prepaid insurance for directors and officers, decrease in accounts payable of $10.8 million due to timing of invoices, decrease in accrued expenses and other current liabilities of $39.6 million, decrease in deferred revenue of $36.4 million, and lease incentives received of $13.2 million offset by $10.8 million decrease in operating lease liabilities. Non-cash adjustments primarily consisted of depreciation and amortization of $42.6 million, stock-based compensation expense of $1,930.6 million, loss on investments and equity method investments of $97.1 million, non-cash lease expense of $19.1 million associated with operating lease right-of-use assets, partially offset by deferred income tax benefit of $14.6 million related to acquisitions, gain on the change in fair value of warrant liabilities of $125.0 million, non-cash equity consideration of $34.3 million from commercial milestones associated with a customer collaboration arrangement, and $31.9 million gain on the deconsolidation of Verb and Ayana.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, primarily consisted of purchases of property and equipment of $52.3 million associated with Foundry capacity and capability investments, purchases of notes receivable and marketable equity securities of $43.7 million, relinquishment of $55.7 million in cash upon the deconsolidation of Verb and Ayana, partially offset by $10.0 million cash redemption of our Access Bio Convertible Note and net cash received from business and asset acquisitions of $74.7 million.

Net cash used in investing activities for the year ended December 31, 2021, primarily consisted of purchases of property and equipment of $56.5 million associated with Foundry capacity and capability investments, purchase of non-marketable equity securities of $5.0 million and acquisition of Dutch DNA for $12.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, primarily consisted of $99.3 million in net cash proceeds from our underwritten public offering in November, the proceeds of which will be used to offset the cash used to finance the acquisition of certain assets of Bayer and for other general corporate purposes.

Net cash provided by financing activities for the year ended December 31, 2021, primarily consisted of net proceeds received from the SRNG Business Combination of $1,509.6 million, non-controlling interest contributions of $59.9 million related to our then consolidated variable interest entities (“VIEs”), Ayana and Verb, partially offset by repurchases of common stock from our founders of $25.0 million and tax withholding payments related to net share settlement of equity awards of $9.5 million.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, are reflected in our consolidated financial statements prospectively from the date of change in estimates.

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

Certain agreements contain payment in the form of shares of equity securities or other financial instruments that are convertible into equity upon a triggering event. Any non-cash consideration is measured at the estimated fair value of the non-cash consideration at contract inception. For equity securities and financial instruments received that are not actively traded, we generally engage a third-party valuation specialist to determine the estimated fair value of the upfront non-cash consideration. The fair value is generally determined based on a recent round of financing or by using a scenario-based valuation model. Significant unobservable inputs are used in the fair value measurements including expectations regarding future financings of the customer, scenario dates and probabilities, expected volatility, discount rates and recovery rates. Changes in these assumptions can materially affect the value of the non-cash consideration and the total amount of revenue recognized for the contract.

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

With respect to our investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (subsequent to the deconsolidation of Verb and Ayana) (collectively, the "Unconsolidated VIEs"), we have concluded these entities represent VIEs. However, although we may have board representation and are involved in the ongoing development activities of the entities via participation on the JSC, we have concluded that we are not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) we do not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between us and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) our representation on the JSC of each respective entity does not give us control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with us. As our involvement with the Unconsolidated VIEs does not give us the power to control the decisions with respect to their development or other activities, which are their most significant activities, we have concluded that we are not the primary beneficiary of the Unconsolidated VIEs.

With respect to Cooksonia, we have concluded that we hold a variable interest in this entity through our equity interest and we are the primary beneficiary of Cooksonia as we control the most significant activities of Cooksonia, we control 100% of the board of directors of Cooksonia and we hold a controlling financial interest in Cooksonia. Additionally, with respect to Cooksonia’s investment in Joyn prior to Joyn's dissolution in October 2022, as Cooksonia did not control Joyn’s board of directors, it did not have the power to control the decisions related to the development activities of Joyn, which were the most significant activities of Joyn. Accordingly, Cooksonia was not the primary beneficiary of Joyn.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value.

Leases

We determine if an arrangement is or contains a lease at contract inception based on the terms and conditions in the contract. Lease right-of-use assets and liabilities are measured based on the present value of fixed lease payments that are unpaid as of the lease commencement date. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments and use the implicit rate when readily determinable. Our incremental borrowing rate is based on our estimate of the rate of interest we would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Determination of Fair Value of Non-cash Consideration in Platform Ventures

The fair value of non-cash consideration received in relation to our Platform Ventures is in return for the license rights conveyed to the counterparty. We value the non-cash consideration, which is generally common stock or common units, at inception of the agreements using an option pricing method (“OPM”). The OPM uses a back-solve methodology to infer the total equity value based on the pricing of the preferred financing round associated with the formation of the respective Platform Ventures, which was contemporaneous with the intellectual property agreements that conveyed our license rights to such Platform Ventures.

Business Combinations

We account for business combinations using the acquisition method of accounting. We recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of the total consideration paid over the fair value of the identifiable net assets as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities assumed, particularly intangible assets and their estimated useful lives, the fair value of contingent consideration payable, and for business combinations achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree. As a result, we obtain the assistance of third-party valuation specialists in developing these estimates. Significant assumptions used in the valuations include the estimated annual net cash flows (including projected future revenues and costs, terminal growth rates, royalty rates and obsolescence rates), the expected costs to reproduce an asset, useful lives, discount rates, and probabilities of achieving certain technical and commercial milestones. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the estimates and assumptions.

Stock-Based Compensation

Stock-based compensation expense is measured based on grant-date fair values and is recognized over the requisite service period. For awards that vest solely based on a service condition, we recognize stock-based compensation expense on a straight-line basis over the requisite service period. For awards that vest based on performance and market conditions, we recognize compensation expense using the accelerated attribution method on a tranche-by-tranche basis. We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of certain assumptions, including fair value of common stock (for options granted prior to the SRNG Business Combination), expected term, expected volatility, risk-free interest rate and expected dividend yield. For awards with market conditions, we determine the grant date fair value using a Monte Carlo simulation model, which incorporates various assumptions including expected stock price volatility, risk-free interest rate, expected term, and expected dividend yield.

Following the SRNG Business Combination, the fair value of our common stock is based on the quoted market price on the NYSE. Prior to the SRNG Business Combination, the fair value of our common stock underlying our stock-based awards was determined considering our most recently available third-party valuations of common stock and our assessment of additional objective and subjective factors. These judgments and estimates included: (i) a discount for lack of marketability; (ii) external market data; (iii) historical activity by us in selling equity to outside investors; (iv) our stage of development; (v) rights and preferences of our equity securities that rank senior to common stock; and (vi) the likelihood of the various scenarios, among others. Changes to these assumptions could result in different fair values of common stock.

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

Interest Rate Risk

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $0.9 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 as a result of material weaknesses in our internal control over financial reporting as described below.

Considering the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a framework designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2022, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, due to the material weaknesses described below, we concluded that the Company's system of internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified by our management as of December 31, 2022:

(1)
The Company did not have effective management review controls to address the risks of material misstatement of various significant accounts. The Company relied on external resources and specialists and did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with its technical accounting and financial reporting requirements in order to provide sufficient review and oversight over the level of precision, evidence and/or timeliness of management review controls.
(2)
The Company did not have effective controls over the existence, completeness, and accuracy of data used in its controls and failed to maintain adequate information technology general controls over various key systems. As a result of these material weaknesses, the related process level controls were also ineffective.

These material weaknesses did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial statements. Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the business of Zymergen, which the Company acquired in a business combination on October 19, 2022 and is included in our consolidated financial statements as of and for the year ended December 31, 2022. The Zymergen business represented approximately 8% of total assets (excluding goodwill and intangible assets), 30% of total liabilities, 1% of total revenues, and 1% of total operating expenses, each as reflected in our consolidated financial statements as of and for the year ended December 31, 2022.

Planned Material Weakness Remediation Activities

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our planned remediation efforts related to the above identified material weaknesses include, but are not limited to:

•
Insourcing certain accounting roles.
•
Increasing resources dedicated to monitoring information technology general controls related to financial reporting.

•
Enhancing training of employees involved in the execution of controls, including information technology general controls.
•
Increasing the standardization of control support and documentation.
•
Improving automation where possible and cost effective.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ginkgo Bioworks Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ginkgo Bioworks Holdings, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Ginkgo Bioworks Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the execution of management review controls, controls over the existence, completeness, and accuracy of data used in controls, and information technology general controls.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zymergen, Inc., which is included in the 2022 consolidated financial statements of Ginkgo Bioworks Holdings, Inc. and represented approximately 8% of total assets (excluding goodwill and intangible assets), 30% of total liabilities, 1% of total revenues, and 1% of total operating expenses, for the year then ended. Our audit of internal control over financial reporting of Ginkgo Bioworks Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Zymergen, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 13, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2022.

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
2.1†

Agreement and Plan of Merger, dated as of July 24, 2022, by and among Ginkgo Bioworks Holdings, Inc., Pepper Merger Subsidiary Inc. and Zymergen Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022)

2.2

Merger Agreement, dated as of May 11, 2021, by and among Soaring Eagle Acquisition Corp., SEAC Merger Sub Inc. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 2.1 of SRNG’s Current Report on Form 8-K filed with the SEC on May 11, 2021)

2.3

Amendment to the Agreement and Plan of Merger, dated as of May 14, 2021, by and among Soaring Eagle Acquisition Corp., SEAC Merger Sub Inc. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 2.1 to SRNG’s Quarterly Report on Form 10-Q (File No. 001-40097) for the quarter ended March 31, 2021, filed with the SEC on May 24, 2021)

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
4.1

Specimen Class A Common Stock Certificate of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on August 4, 2021)

4.2*	Description of Securities of the Registrant
4.3

Warrant Agreement, dated as of February 23, 2021, by and among Soaring Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of SRNG’s Current Report on Form 8-K (File No. 001-40097), filed with the SEC on February 26, 2021)

4.4

Assignment and Assumption Agreement, dated as of September 16, 2021, by and among Ginkgo Bioworks Holdings, Inc., Continental Stock Transfer & Trust Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022)

10.1+	Form of Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Annex E of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)
10.2+	Form of Ginkgo Bioworks Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)

10.3

Registration Rights Agreement, dated as of September 16, 2021, by and among Ginkgo Bioworks Holdings, Inc., Eagle Equity Partners III, LLC and the other Holders signatory thereto. (incorporated by reference to Exhibit 10.4 of Ginkgo’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.4

Ginkgo Bioworks, Inc. 2008 Stock Incentive Plan, as amended as of June 18, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.5

Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.6

Amendment to the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.7

Amendment to the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan, effective September 9, 2019 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.8

Amendment to the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan, effective November 14, 2019 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.9

Amendment to the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan, effective April 8, 2020 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.10

Amendment to the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan, effective March 15, 2021 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.11

Form of Incentive Stock Option Agreement, granted under the Ginkgo Bioworks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.12

Form of Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.13

Form of Restricted Stock Agreement, granted under the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.14

Form of Stock Option Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.15

Form of Global Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.16†‡

Lease Agreement, dated December 22, 2011, between Zoom Group LLC and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.17†

First Amendment to Lease Agreement, dated April 1, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.18†

Second Amendment to Lease, dated August 1, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.19

Third Amendment to Lease, dated August 15, 2014 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.20†

Fourth Amendment to Lease, dated May 1, 2016 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.21†

Fifth Amendment to Lease, dated May 31, 2016 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.22

Sixth Amendment to Lease, dated August 5, 2016 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.23†

Seventh Amendment to Lease, dated July 31, 2017 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.24†

Eighth Amendment to Lease, dated March 23, 2018 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.25†

Ninth Amendment to Lease, dated September 6, 2018 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.26†

Tenth Amendment to Lease, dated July 29, 2020 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.27†

Eleventh Amendment to Lease, dated August 14, 2020 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.28†

Twelfth Amendment to Lease, dated January 13, 2021 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.29†

Thirteenth Amendment to Lease, dated September 6, 2021 (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-258712), filed with the SEC on September 15, 2021)

10.30

Fourteenth Amendment to Lease Agreement, dated June 1, 2022, by and between BCP-CG 27 Property LLC and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.31†‡

Lease Agreement, dated March 18, 2016, by and between Jamestown 21-23-25 Drydock, L.P. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.32†

First Amendment to Lease Agreement, dated August 13, 2018 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.33

Second Amendment to Lease Agreement, dated August 10, 2022, by and between IDB 21-25 Drydock Limited Partnership and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.34†‡

Sublease, dated December 10, 2019, by and between Stanley Convergent Security Solutions, Inc., and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.35†

License Agreement, dated September 11, 2020, by and between Jamestown 21-23-25 Drydock, L.P. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.36

Offer Letter, dated October 7, 2020, between Ginkgo Bioworks, Inc. and Mark Dmytruk (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.37

Ginkgo Bioworks Holdings, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.38	Form of Founder Equity Grant Agreement (incorporated by reference to Exhibit 10.40 of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)
10.39	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.41 of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)
10.40

Sponsor Support Agreement, dated as of May 11, 2021, by and among Eagle Equity Partners III, LLC, Ginkgo Bioworks, Inc., Soaring Eagle Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.4 of SRNG’s Current Report on Form 8-K (File No. 001-40097), filed with the SEC on May 11, 2021)

10.41

Voting Agreement, dated as of July 24, 2022, entered into by SVF Excalibur (Cayman) Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022)

10.42

Voting Agreement, dated as of July 24, 2022, entered into by Data Collective II, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022)

10.43

Voting Agreement, dated as of July 24, 2022, entered into by True Ventures IV, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2022)

16.1	Letter regarding change in accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GINKGO BIOWORKS HOLDINGS, INC.

Date: March 13, 2023	By:	/s/ Jason Kelly
Jason Kelly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kelly	Chief Executive Officer and Director	March 13, 2023
Jason Kelly	(Principal Executive Officer)

/s/ Mark Dmytruk	Chief Financial Officer	March 13, 2023
Mark Dmytruk	(Principal Financial Officer)

/s/ Marie Fallon	Chief Accounting Officer	March 13, 2023
Marie Fallon	(Principal Accounting Officer)

/s/ Marijn Dekkers	Director, Chair of the Board	March 13, 2023
Marijn Dekkers

/s/ Arie Belldegrun	Director	March 13, 2023
Arie Belldegrun

/s/ Kathy Hopinkah Hannan	Director	March 13, 2023
Kathy Hopinkah Hannan

/s/ Christian Henry	Director	March 13, 2023
Christian Henry

/s/ Reshma Kewalramani	Director	March 13, 2023
Reshma Kewalramani

/s/ Shyam Sankar	Director	March 13, 2023
Shyam Sankar

/s/ Reshma Shetty	President, Chief Operating Officer and Director	March 13, 2023
Reshma Shetty

/s/ Harry E. Sloan	Director	March 13, 2023
Harry E. Sloan

Ginkgo Bioworks HOLDINGS, Inc.

Index to Consolidated Financial Statements as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ginkgo Bioworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ginkgo Bioworks Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2023 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (ASC 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Consolidation - Variable Interest Model

The Company holds variable interests in various variable interest entities (“VIEs”). As described in Note 2 and Note 6 to the consolidated financial statements, the Company evaluates its variable interests in VIEs and consolidates VIEs when the Company is the primary beneficiary. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion.

Auditing management’s consolidation analyses for VIEs was especially complex and required significant judgment. This was primarily due to the subjectivity in assessing which activities most significantly impact a VIE’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has power to direct those activities.
How We Addressed the Matter in Our Audit

To test the Company’s consolidation analysis related to VIEs, our procedures included, among others, comparing the rights of each party to underlying legal documents, articles of incorporation and relevant board of directors’ minutes related to each VIE and discussing with management the purpose and design of each VIE. We evaluated management’s analysis of significant activities of each VIE such as capital decisions, financing decisions and operating decisions, and which party, if any, has the power to direct such activities. In our evaluation, we considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision-making rights of each party in assessing which party has power to direct the activities that most significantly affect the economic performance of the VIE, as well as the substance of the arrangements. We also considered whether there were indicators that other parties to the arrangement were acting in the role of agents or de facto agents.

Description of the Matter

Foundry Revenue Recognition

Foundry revenues were $143.7 million for the year ended December 31, 2022. As discussed in Note 2 to the consolidated financial statements, for certain Foundry revenue agreements, the Company recognizes revenue over the period of performance using a measure of progress based on costs incurred to date as compared to total estimated costs. The Company evaluates its measure of progress to recognize revenue for these agreements at each reporting date and, as necessary, adjusts the measure of progress and related revenue recognition.

Auditing Foundry revenue recognized using a measure of progress is especially challenging because the determination of the measure of progress involves significant management judgment and assumptions related to the estimated costs to satisfy the applicable performance obligation under the agreement.

How We Addressed the Matter in Our Audit

To test the measure of progress used to recognize revenue for certain Foundry revenue agreements, our audit procedures included, among others, evaluating the identified measure of progress by reviewing customer contracts and the contract analyses prepared by management. We also evaluated the accuracy and completeness of the underlying data used in management’s determination of the measure of progress. We tested management’s estimate of costs by performing inquiries of individuals responsible for managing the execution of the Foundry revenue agreements and inspecting evidence related to the progress under the agreement. We also performed analytical comparisons of actual costs incurred compared to estimated remaining costs, compared management’s historical estimates of remaining costs to actual costs incurred, and performed sensitivity analyses over management’s estimates of costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 13, 2023

Ginkgo Bioworks Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,315,792	$1,550,004
Accounts receivable, net	80,907	131,544
Accounts receivable - related parties	1,558	4,598
Inventory, net	4,364	3,362
Prepaid expenses and other current assets	47,458	33,537
Total current assets	1,450,079	1,723,045
Property, plant, and equipment, net	314,773	145,770
Operating lease right-of-use assets	400,762	—
Investments	112,188	102,037
Equity method investments	1,543	13,194
Intangible assets, net	111,041	21,642
Goodwill	60,210	21,312
Other non-current assets	88,725	43,990
Total assets	$2,539,321	$2,070,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,451	$8,189
Deferred revenue (includes $10,309 and $12,502 from related parties)	47,817	33,240
Accrued expenses and other current liabilities	114,694	93,332
Total current liabilities	172,962	134,761
Non-current liabilities:
Deferred rent, net of current portion	—	18,746
Deferred revenue, net of current portion (includes $131,188 and $148,319 from related parties)	174,767	155,991
Operating lease liabilities, non-current	413,256	—
Lease financing obligation	—	22,283
Warrant liabilities	10,868	135,838
Other non-current liabilities	31,191	35,992
Total liabilities	803,044	503,611
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 12)	190	161
Additional paid-in capital	6,136,378	3,804,844
Accumulated deficit	(4,397,659)	(2,297,925)
Accumulated other comprehensive loss	(2,632)	(1,715)
Total Ginkgo Bioworks Holdings, Inc. stockholders’ equity	1,736,277	1,505,365
Non-controlling interest	—	62,014
Total stockholders’ equity	1,736,277	1,567,379
Total liabilities and stockholders’ equity	$2,539,321	$2,070,990

The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Foundry revenue (1)	$143,666	$112,989	$59,221
Biosecurity revenue:
Product	35,455	23,040	8,707
Service	298,585	177,808	8,729
Total revenue	477,706	313,837	76,657
Costs and operating expenses:
Cost of Biosecurity product revenue	20,646	20,017	6,705
Cost of Biosecurity service revenue	183,570	109,673	8,906
Research and development	1,052,643	1,149,662	159,767
General and administrative	1,429,799	862,952	38,306
Total operating expenses	2,686,658	2,142,304	213,684
Loss from operations	(2,208,952)	(1,828,467)	(137,027)
Other income (expense):
Interest income	20,262	837	2,582
Interest expense	(106)	(2,373)	(2,385)
Loss on equity method investments	(43,761)	(77,284)	(396)
Loss on investments	(53,335)	(11,543)	(3,733)
Change in fair value of warrant liabilities	124,970	58,615	—
Gain on settlement of partnership agreement	—	23,826	8,286
Gain on deconsolidation of subsidiaries	31,889	—	—
Other income (expense), net	7,634	(1,733)	7,839
Total other income (expense), net	87,553	(9,655)	12,193
Loss before income taxes	(2,121,399)	(1,838,122)	(124,834)
Income tax (benefit) provision	(15,027)	(1,480)	1,889
Net loss	(2,106,372)	(1,836,642)	(126,723)
Loss attributable to non-controlling interest	(1,443)	(6,595)	(114)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(2,104,929)	$(1,830,047)	$(126,609)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders (2):
Basic	$(1.25)	$(1.35)	$(0.10)
Diluted	$(1.25)	$(1.39)	$(0.10)
Weighted average common shares outstanding (2)
Basic	1,679,061,465	1,359,848,803	1,274,766,915
Diluted	1,679,838,849	1,360,373,343	1,274,766,915
Comprehensive loss:
Net loss	$(2,106,372)	$(1,836,642)	$(126,723)
Other comprehensive loss:
Foreign currency translation adjustment	(917)	(1,715)	—
Total other comprehensive loss	(917)	(1,715)	—
Comprehensive loss	$(2,107,289)	$(1,838,357)	$(126,723)

(1) (2)

Includes related party revenue of $38,813, $47,161, and $42,535 for the years ended 2022, 2021, and 2020, respectively.

Amounts for the year ended December 31, 2020 have been retroactively restated for the reverse recapitalization as described in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2019	1,255,562,032	$126	$834,206	$(341,269)	$—	$8,790	$501,853
Issuance of common stock upon exercise or vesting of equity awards	2,178,779	—	26	—	—	—	26
Issuance of Series E convertible preferred stock	30,855,065	3	94,417	—	—	—	94,420
Stock-based compensation expense	—	—	476	—	—	—	476
Net loss	—	—	—	(126,609)	—	(114)	(126,723)
Balance as of December 31, 2020	1,288,595,876	129	929,125	(467,878)	—	8,676	470,052
Issuance of common stock upon exercise or vesting of equity awards	91,080,290	9	167	—	—	—	176
Vesting of restricted stock - earnouts	38,798,801	4	(4)	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(797,313)	—	(9,463)	—	—	—	(9,463)
Founder shares repurchase	(2,707,280)	—	(24,998)	—	—	—	(24,998)
Issuance of warrants to purchase Series D convertible preferred stock	—	—	300	—	—	—	300
Issuance of Series D and B convertible preferred stock upon exercise of warrants	1,013,708	—	—	—	—	—	—
Issuance of Series E convertible preferred stock in exchange for warrants	408,497	—	—	—	—	—	—
Issuance of common stock for a business acquisition	1,633,937	—	15,160	—	—	—	15,160
Issuance of common stock upon reverse recapitalization, net of offering costs (Note 3)	193,365,636	19	1,509,610	—	—	—	1,509,629
Assumption of Public and Private Placement Warrants	—	—	(194,453)	—	—	—	(194,453)
Contributions from non-controlling interests	—	—	—	—	—	59,933	59,933
Stock-based compensation expense	—	—	1,579,400	—	—	—	1,579,400
Foreign currency translation	—	—	—	—	(1,715)	—	(1,715)
Net loss	—	—	—	(1,830,047)	—	(6,595)	(1,836,642)
Balance as of December 31, 2021	1,611,392,152	161	3,804,844	(2,297,925)	(1,715)	62,014	1,567,379
Issuance of common stock upon exercise or vesting of equity awards	124,651,014	13	239	—	—	—	252
Tax withholdings related to net share settlement of equity awards	(295,621)	—	(981)	—	—	—	(981)
Issuance of common stock upon exercise of Public Warrants	30	—	—	—	—	—	—
Issuance of common stock for business and asset acquisitions, net of issuance costs	114,517,223	12	279,733	—	—	—	279,745
Issuance of common stock pursuant to public offering, net of issuance costs	41,383,877	4	98,906	—	—	—	98,910
Issuance of common stock in exchange for services	327,289	—	1,000	—	—	—	1,000
Deconsolidation of subsidiaries	—	—	—	—	—	(55,408)	(55,408)
Acquisition of non-controlling interests	—	—	7,390	—	—	(7,390)	—
Adoption of ASC 842	—	—	—	5,195	—	—	5,195
Stock-based compensation expense	—	—	1,945,247	—	—	2,227	1,947,474
Foreign currency translation	—	—	—	—	(917)	—	(917)
Net loss	—	—	—	(2,104,929)	—	(1,443)	(2,106,372)
Balance as of December 31, 2022	1,891,975,964	$190	$6,136,378	$(4,397,659)	$(2,632)	$—	$1,736,277

The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(2,106,372)	$(1,836,642)	$(126,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,552	29,076	13,864
Stock-based compensation	1,930,641	1,606,020	476
Non-cash customer consideration	(34,263)	(24,185)	—
Loss on equity method investments	43,761	77,284	396
Loss on investments	53,335	11,543	3,733
Change in fair value of notes receivable	(3,757)	3,508	(1,061)
Change in fair value of warrant liabilities	(124,970)	(58,615)	—
Gain on deconsolidation of subsidiaries (Note 6)	(31,889)	—	—
Deferred income tax benefit	(14,609)	—	—
Loss on disposal of equipment	3,091	—	—
Non-cash lease expense	19,082	—	—
Amortization of finance lease right-of-use assets	1,871	—	—
Non-cash severance and retention bonus expense associated with an acquisition	6,152	—	—
Other non-cash activity	183	(270)	—
Changes in operating assets and liabilities:
Accounts receivable ($3,040, $614 and ($995) from related parties)	55,024	(114,094)	(14,228)
Prepaid expenses and other current assets	(8,687)	(2,981)	(11,352)
Inventory	164	(626)	(2,736)
Operating lease right-of-use assets	13,233	—	—
Other non-current assets	921	(539)	1,834
Accounts payable	(10,844)	(2,247)	7,019
Accrued expenses and other current liabilities	(39,639)	44,796	8,665
Deferred revenue, current and non-current (($19,324), $40,743 and ($22,253) from related parties)	(36,417)	(10,498)	(19,423)
Operating lease liabilities, current and non-current	(10,792)	—	—
Deferred rent, non-current	—	6,032	1,045
Other non-current liabilities	31	18,620	2,661
Net cash used in operating activities	(252,198)	(253,818)	(135,830)
Cash flows from investing activities:
Purchases of property and equipment	(52,271)	(56,521)	(57,821)
Deconsolidation of subsidiaries - cash	(55,721)	—	—
Business acquisitions, net of cash acquired	82,367	(12,040)	—
Asset acquisitions, net of cash acquired	(7,639)	—	—
Purchases of notes receivable (2022: $10,000 from related party)	(40,000)	—	(10,100)
Proceeds from notes receivable	10,000	304	800
Purchase of investment in equity securities	(3,691)	(5,000)	—
Other	(439)	—	—
Net cash used in investing activities	(67,394)	(73,257)	(67,121)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of redemptions of $867,253 and offering costs of $108,118 (Note 3)	—	1,509,629	—
Proceeds from exercise of stock options	240	167	26
Repurchases of common stock	—	(24,998)	—
Taxes paid related to net share settlement of equity awards	(981)	(9,463)	—
Principal payments on finance/capital leases and lease financing obligation	(1,237)	(1,123)	(748)
Contributions from non-controlling interests	—	59,933	—
Proceeds from public offering, net of issuance costs	99,303	—	—
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	—	91,040
Contingent consideration payment	(521)	—	—
Payment of equity issuance costs	(1,467)	—	—
Net cash provided by financing activities	95,337	1,534,145	90,318
Effect of foreign exchange rates on cash and cash equivalents	908	(19)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(223,347)	1,207,051	(112,633)

Cash and cash equivalents, beginning of period	1,550,004	380,801	495,287
Restricted cash, beginning of period	42,924	5,076	3,223
Cash, cash equivalents and restricted cash, beginning of period	1,592,928	385,877	498,510

Cash and cash equivalents, end of period	1,315,792	1,550,004	380,801
Restricted cash, end of period	53,789	42,924	5,076
Cash, cash equivalents and restricted cash, end of period	$1,369,581	$1,592,928	$385,877

The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$2,370	$2,572
Cash paid for income taxes	$—	$61	$—
Supplemental disclosure of non-cash investing and financing activities:
ROU assets obtained in exchange for new operating lease liabilities upon adoption of ASC 842	$147,744	$—	$—
ROU assets obtained in exchange for new finance lease liabilities upon adoption of ASC 842	$3,397	$—	$—
ROU assets obtained in exchange for new operating lease liabilities	$79,984	$—	$—
ROU assets obtained in exchange for new finance lease liabilities	$1,729	$—	$—
Purchase of minority interest in Cooksonia	$7,390	$—	$—
Purchases of equipment through capital leases	$—	$1,981	$—
Lease financing obligation for build-to-suit lease	$—	$6,120	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$12,881	$1,815	$14,458
Equity received in related parties	$8,873	$61,554	$—
Convertible financial instruments received for Foundry services	$29,074	$—	$375
Equity securities and warrants received for Foundry services	$3,423	$10,000	$—
Conversion of convertible promissory notes to preferred stock	$—	$195	$—
Non-cash consideration paid for the acquisition of Zymergen	$231,750	$—	$—
Common stock issued for acquisitions	$40,382	$15,087	$—
Acquisition date fair value of contingent consideration	$19,912	$8,760	$—
Acquisition date fair value of warrant liabilities	$—	$194,453	$—
Equity issuance costs in accounts payable and accrued expenses	$578	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Business

The mission of Ginkgo Bioworks Holdings, Inc. (“Ginkgo” or the “Company”) is to make biology easier to engineer. The Company designs custom cells for customers across multiple markets. Since inception, the Company has devoted its efforts to improving its platform for programming cells to enable customers to leverage biology to create impactful products across a range of industries. The Company’s platform comprises (i) equipment, robotic automation, software, data pipelines and tools, and standard operating procedures for high throughput genetic engineering, fermentation, and analytics (referred to collectively as the “Foundry”), (ii) a library of proprietary genetic assets and associated performance data (referred to collectively as “Codebase”), and (iii) the Company’s team of expert users, developers and operators of the Foundry and Codebase.

On September 16, 2021, Soaring Eagle Acquisition Corp. (“SRNG”) consummated the merger transaction contemplated by the agreement and plan of merger, dated as of May 11, 2021, and amended on May 14, 2021 (the “Merger Agreement”), by and among SRNG, SEAC Merger Sub Inc., a wholly owned subsidiary of SRNG (“Merger Sub”), and Ginkgo Bioworks, Inc. (“Old Ginkgo”), whereby Merger Sub merged with and into Old Ginkgo, the separate corporate existence of Merger Sub ceased and Old Ginkgo survived the merger as a wholly owned subsidiary of SRNG (the “SRNG Business Combination”). In connection with the consummation of the SRNG Business Combination, SRNG changed its name to “Ginkgo Bioworks Holdings, Inc.” and, among other transactions contemplated by the Merger Agreement, the existing equity holders of Old Ginkgo exchanged their equity interests of Old Ginkgo for equity interests of Ginkgo.

As a result of the SRNG Business Combination, the shares and corresponding capital amounts and loss per share related to Old Ginkgo’s outstanding convertible preferred stock and common stock prior to the SRNG Business Combination have been retroactively restated to reflect the Exchange Ratio established in the Merger Agreement. See Note 3 for additional information on the SRNG Business Combination.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The SRNG Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, SRNG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Ginkgo issuing stock for the net assets of SRNG, accompanied by a recapitalization. The net assets of SRNG are stated at historical cost, with no goodwill or other intangible assets recorded. The determination of Old Ginkgo as the accounting acquirer was primarily based on the fact that Old Ginkgo’s former shareholders currently have the largest voting interest in Ginkgo, all of the management of Ginkgo is comprised of Old Ginkgo’s former executive management, Old Ginkgo's former directors and individuals designated by, or representing, Old Ginkgo shareholders constitute a majority of the initial Ginkgo Board, and the operations of Old Ginkgo comprise all of the ongoing operations of Ginkgo.

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

Reclassifications

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Variable Interest Entities

The Company evaluates its variable interests in variable interest entities (“VIE”) and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of each VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion. As of December 31, 2022 and 2021, the maximum risk of loss related to the Company’s VIEs was limited to the carrying value of its investment in such entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the consolidated financial statements. Estimates used in the preparation of these consolidated financial statements include, among others, revenue recognition, stock-based compensation, the fair value of assets acquired and liabilities assumed in a business combination, the fair value of non-cash consideration received from customers, the fair value of certain notes receivable, the fair value of certain investments including equity method investments, the fair value of warrant liabilities, the allocation of equity method investment losses under the hypothetical liquidation at book value (“HLBV”) method, the incremental borrowing rate used in determining lease liabilities, allowance for credit losses, accrued expenses and income taxes.

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

Segment Information

Prior to 2022, the Company operated as a single reportable segment. In the first quarter of 2022, the Company reorganized its operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to the Company’s internal management structure and how the Company’s chief operating decision makers (“CODMs”), comprised of the Chief Executive Officer and the Chief Operating Officer, evaluate operating results and make decisions on how to allocate resources. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with ASC 280, Segment Reporting. The Company’s CODMs do not evaluate operating segments using asset information.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, accounts receivable, and notes receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes that it is not exposed to significant credit risk as its deposits are generally held in financial institutions that management believes to be of high credit quality; however, the Company is exposed to loss of its uninsured deposits held at Silicon Valley Bank (see Note 21). The Company’s accounts receivable primarily consists of amounts due under its Biosecurity contracts; however, concentrations of credit risk associated with these contracts are limited because the customer base is largely made up of state government agencies. The Company has not experienced any material write-offs related to its accounts receivable since inception. The Company’s maximum credit risk exposure with respect to notes receivable is equivalent to the carrying value of the notes as of the balance sheet date. The Company mitigates this risk by requiring collateral for certain notes and monitoring the counterparty’s financial condition. Refer to Note 21 for further discussion regarding the potential impacts of the closure of Silicon Valley Bank to the Company’s accounts and notes receivable.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2022, two customers within the Biosecurity segment each account for 11% of the Company’s total revenue. For the year ended December 31, 2021, one customer within the Foundry segment and one customer within the Biosecurity segment accounted for 11% and 17%, respectively, of the Company’s total revenue. For the year ended December 31, 2020, two customers within the Foundry segment accounted for 27% and 12% of the Company’s total revenue. No other customer exceeded 10% of the Company’s total revenue in any period presented.

Cash and Cash Equivalents

The Company’s cash is comprised of bank deposits, overnight sweep accounts and money market funds. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximate fair value due to their short-term maturities.

Restricted Cash

Restricted cash primarily includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement. Restricted cash is included in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheet.

Accounts Receivable, net

Accounts receivable consists of credit extended to customers in the normal course of business and is reported at the estimated net realizable value. Accounts receivable includes unbilled amounts that have been recognized in revenue but have not yet been invoiced based on timing differences and the terms of the underlying arrangements. Prior to the Company’s adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company maintained an allowance for doubtful accounts to provide for the estimated amounts of accounts receivable that would not be collected. The allowance was based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Subsequent to the adoption of ASU 2016-13, the Company maintains an allowance for credit losses for its outstanding accounts receivable.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to provide for the estimated amounts of receivables that will not be collected over the estimated life of the assets. The allowance is calculated by considering previous loss history, delinquency of receivables balances, current economic conditions and anticipated future economic conditions in the geographies and industries in which the Company’s customers operate. To the extent an individual customer’s credit quality deteriorates, the Company measures an allowance based on the risk characteristics of the individual customer. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. The allowance is calculated at each reporting period with changes recorded to general and administrative expense in the consolidated statements of operations and comprehensive loss.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Inventory in the Biosecurity segment mainly consists of diagnostic testing kits purchased from suppliers, testing program supplies and the costs of assembling sample collection kits. The cost of finished goods inventory for lateral flow assay (“LFA”) and polymerase chain reaction (“PCR”) tests is determined using the first-in first-out method. The cost of raw materials, work in process and finished goods inventory for pooled tests is determined using the average cost method. Inventory in the Biosecurity segment has been reduced by an allowance for excess and obsolete inventory using the specific identification method.

Notes Receivable

The Company has elected the fair value option under ASC 825, Financial Instruments, to account for its notes receivable. Notes receivable accounted for under the fair value option are marked to market as of each balance sheet date with changes in fair value recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Company classifies the current portion of the notes receivable balance as a component of prepaid expenses and other current assets on the consolidated balance sheet based on the principal balance of the note that matures within one year from the balance sheet date. The long-term portion is included in other non-current assets.

Property, Plant, and Equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Land is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term for leasehold improvements. Estimated lives of property, plant and equipment are as follows:

Estimated Useful Life
Computer equipment and software	2 to 5 years
Furniture and fixtures	7 years
Lab equipment	1 to 5 years
Buildings and facilities	15 to 30 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the balance sheet and any resulting gain or loss is reflected in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Construction in progress relates to assets which have not been placed in service as of period end. As of December 31, 2021, facilities included assets acquired under a build-to-suit lease arrangement, which was derecognized upon the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2022.

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

For investments with a substantive profit-sharing agreement, the Company utilizes the HLBV method to allocate income and losses from the equity method investment. Under the HLBV method, the Company utilizes the capital account at the end of the period assuming the book value of the entity was liquidated or sold minus the same calculation at the beginning of the period. The difference is the share of earnings or losses attributable to the equity method investment.

Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investees, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the consolidated balance sheet. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investees, the carrying value of its equity method investments will not be reduced below zero. The Company had no commitment to fund additional losses of its equity method investments during the years ended December 31, 2022, 2021 and 2020, other than dissolution costs for Joyn Bio, LLC (see Note 3 and 6).

The Company evaluates its equity method investments for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. The Company considers the investee’s financial position, forecasts and economic outlook, and the estimated duration and extent of losses to determine whether a recovery is anticipated. An impairment that is other-than-temporary is recognized in the period identified. The Company has not recognized an impairment loss related to its equity method investments for the years ended December 31, 2022, 2021 and 2020. Refer to

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Note 21 for further discussion regarding the potential impacts of the closure of Silicon Valley Bank to the Company’s equity method investments.

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

Investments

Investments include warrants, marketable equity securities in publicly-traded companies, non-marketable equity securities in privately-held companies and Simple Agreement for Future Equity (“SAFEs”), in each case, in which the Company does not possess the ability to exercise significant influence over the investee.

Investments in warrants and marketable equity securities of publicly-traded companies are measured at fair value with subsequent changes in fair value recorded in loss on investments in the consolidated statements of operations and comprehensive loss.

Investments in non-marketable equity securities of privately-held companies and SAFEs, which do not have readily determinable fair values, are carried at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment. The Company has not recognized any upward or downward adjustments resulting from observable price changes in identical or similar investments for the years ended December 31, 2022, 2021 and 2020. Refer to Note 21 for further discussion regarding the potential impacts of the closure of Silicon Valley Bank to the Company’s investments.

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

The Company valued its money market fund holdings, notes receivable, marketable equity securities, warrant liabilities and contingent consideration liability at fair value on a recurring basis. The carrying amounts of the Company’s other financial instruments, which include accounts receivable, certain prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized an impairment loss for the years ended December 31, 2022, 2021 and 2020.

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

The Company reviews intangible assets for impairment whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. Recoverability is measured by comparing the carrying value of the intangible assets to the future undiscounted cash flows expected to be generated by the asset. In determining the expected future cash flows, the Company uses assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. The Company recognizes an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value. The Company has not recognized an impairment loss for the years ended December 31, 2022, 2021 and 2020.

Goodwill

Goodwill represents the excess of acquisition cost over the fair market value of the net assets acquired. Goodwill is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company considers various qualitative factors that could indicate impairment such as macroeconomic conditions, industry and market environment, technological obsolescence, overall financial performance of the Company, cash flow from operating activities and market capitalization. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment to compare the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized. A combination of the income approach and the market approach may be used to determine fair value of the reporting unit. The Company has not recognized an impairment loss for the years ended December 31, 2022, 2021 and 2020.

Leases

The Company determines if an arrangement is or contains a lease at contract inception based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. For

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

leases with terms greater than 12 months, the Company recognizes a right-of-use asset (“ROU asset”) and a lease liability as of the lease commencement date on the balance sheet. ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are measured based on the present value of fixed lease payments that are unpaid as of the lease commencement date. The Company’s ROU assets balance is reduced by any prepaid rent balances, initial direct costs and lease incentives received or expected to be received. Some of the Company's leases include options to extend or terminate the lease; these options are included in the lease term for calculations of its ROU assets and liabilities when it is reasonably certain that the Company will exercise those options.

The Company’s leases are classified as either operating or finance, as determined at inception, with the classification affecting the pattern of expense recognition in the statement of operations. A lease is classified as a finance lease if risks and rewards are conveyed without the transfer of control. For operating leases, expense is generally recognized on a straight-line basis over the lease term. For finance leases, interest on the lease liability is recognized using the effective interest method, while the ROU asset is amortized on a straight-line basis from the commencement date to the earlier of the end of the useful life of the ROU asset or the end of the lease term. Leases with an initial term of 12 months or less which meet the definition of a short-term lease are not recorded on the balance sheet and the lease expense for these leases is recognized on a straight-line basis over the lease term. In limited instances, the Company acts as a lessor, primarily with certain real estate subleases. Finance leases, short-term leases and subleases are not a significant component of the Company's financial condition or results of operations. The current portion of the Company’s operating lease liabilities is included in accrued expenses and other current liabilities on the balance sheet.

The Company has lease agreements with both lease and non-lease components (such as real estate taxes, insurance and common area maintenance charges) and has elected the practical expedient to combine these lease and non-lease components for its real estate leases and non-lab equipment leases. The Company has not elected this practical expedient for lab equipment leases and the lease and non-lease components are accounted for separately. Non-lease components are typically variable in nature and are recognized as lease expense in the period in which they arise.

As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments and uses the implicit rate when readily determinable. The Company’s incremental borrowing rate is based on management’s estimate of the rate of interest the Company would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Deferred Rent

Prior to the adoption of ASC 842, deferred rent represented the difference between cash paid and rent expense recognized on a straight-line basis for the facilities that the Company occupied under operating leases. The Company classified the current portion of deferred rent as a component of accrued expenses and other current liabilities on the consolidated balance sheet.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

Certain agreements contain payment in the form of shares of equity securities or other financial instruments that are convertible into equity upon a triggering event. Any non-cash consideration is measured at the estimated fair value of the non-cash consideration at contract inception. For equity securities and financial instruments received that are not actively traded, the Company generally engages a third-party valuation specialist to determine the estimated fair value of the upfront non-cash consideration. The fair value is generally determined based on a recent round of financing or by using a scenario-based valuation model. Significant unobservable inputs are used in the fair value measurements including expectations regarding future financings of the customer, scenario dates and probabilities, expected volatility, discount rates and recovery rates. Changes in these assumptions can materially affect the value of the non-cash consideration at contract inception and, accordingly, the total amount of revenue recognized for the contract.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

Deferred revenue represents consideration received by the Company in excess of revenue recognized and primarily results from transactions where the Company receives upfront payments and non-cash equity consideration. In instances where the Company has received consideration in advance for an undefined number of technical development plans (“TDPs”) under its customer agreements, the Company records the advance payments as deferred revenue, net of current portion on the consolidated balance sheet. Upon the execution of a specific TDP, the Company reclassifies the estimated consideration to be earned under that TDP within the next twelve months as current deferred revenue. The Company also classifies unexercised material rights related to future TDPs as deferred revenue, net of current portion on the consolidated balance sheet. When a TDP is executed, and the material right is exercised, the amount allocated to the material right, which will be earned within the next twelve months, is reclassified to current deferred revenue. All other deferred revenue is classified as current or non-current based on the timing of when the Company expects to earn the underlying revenue based upon the projected progress of activities under the TDP.

Collaboration Arrangements

For arrangements that do not represent contracts with a customer, the Company analyzes its collaboration transactions to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606.

Biosecurity Revenue

In 2020, the Company launched its commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which the Company generates product and service revenue. Beginning in the first quarter of 2021, the Company launched its pooled testing initiative which focuses on providing end-to-end COVID-19 testing services to public health authorities. The Company currently offers pooled testing and reporting services for K-12 schools across the United States, at airports through its partnership with XpresCheck and the CDC, as well as through other congregate settings such as its partnership with Eurofins. The Company sells COVID-19 test kits on a standalone basis or as part of an end-to-end testing service. The Company records product revenue from sales of LFA, PCR, and pooled test kits. The Company records service revenue from sales of its end-to-end COVID-19 testing services, which consist of multiple promised goods and services including sample collection kits, physician authorizations, onsite test administration, outsourced

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

laboratory PCR analysis, and access to results reported through the Company’s proprietary web-based portal. The Company recognizes its product and service revenue using the five-step model under ASC 606.

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

The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including fair value of common stock (for options granted prior to the SRNG Business Combination), expected term, expected volatility, risk-free interest rate and expected dividend yield. The expected term is determined using the “simplified” method, which estimates the expected term as the average of the vesting term plus the contractual term. The Company uses the “simplified” method as it does not have

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

sufficient historical data regarding employee exercise behavior. Expected volatility is based on the historical volatility of the stock prices of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock options. The Company has not paid, and does not expect to pay, dividends in the foreseeable future.

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

For awards granted prior to the SRNG Business Combination, the Company utilized the hybrid method to estimate the grant date fair value of its common stock underlying its stock-based awards. The hybrid method is a probability-weighted expected return method (“PWERM”) where the equity value in at least one scenario is allocated using an option pricing method (“OPM”). Under the PWERM, the value of the common stock is estimated based on the probability-weighted present value of expected future investment returns considering various liquidity events and the rights and privileges of each class of equity. Under the OPM, each class of stock is treated as a call option on the Company’s equity value, with exercise prices based on the liquidation preferences of the convertible preferred stock. The Black-Scholes model is used to price the call options which includes assumptions for the time to liquidity and volatility of equity value. A discount for lack of marketability is then applied to the common stock value. There are significant judgments and estimates inherent in determining the fair value of the common stock. These judgments and estimates include factors, both subjective and objective, including: (i) a discount for lack of marketability; (ii) external market data; (iii) historical activity by the Company in selling equity to outside investors; (iv) the Company’s stage of development; (v) rights and preferences of the Company’s equity securities that rank senior to common stock; and (vi) the likelihood of various liquidity events, among others. Changes to these assumptions could result in different fair values of common stock.

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

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2022 and 2021, the Company did not have any uncertain tax positions and no accrued interest or penalties related to uncertain tax positions. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 9) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is their local currency. The Company translates the non-United States dollar-denominated assets and liabilities using the exchange rates prevailing at the end of each reporting period and translates revenues and expenses using the average exchange rates in the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive loss on the consolidated statements of operations and comprehensive loss and accumulated in other comprehensive loss in stockholders’ equity.

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

Basic net loss per share is computed by dividing the net loss attributable to Ginkgo Bioworks Holdings, Inc. common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is equal to the net loss attributable to Ginkgo Bioworks Holdings, Inc. common stockholders less the gain (if any) on the change in fair value of warrant liabilities, divided by the weighted average number of common shares outstanding for the period, including the effect of potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase shares of common stock, unvested restricted stock awards, unvested restricted stock units, warrants to purchase shares of common stock and contingently issued earnout shares are considered potentially dilutive common shares.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, which has been clarified and amended by various subsequent updates. ASC 842 requires lessees to record a right-of-use asset and a lease liability on the balance sheet for all leases with a lease term of more than 12 months. ASC 842 also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 on January 1, 2022 (the "effective date"), using the modified retrospective approach with a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company has elected to apply the package of practical expedients that allows for not reassessing (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases. The Company has also elected, by class of underlying asset, not to apply the recognition requirements of ASC 842 to short-term leases.

Upon adoption of ASC 842 on January 1, 2022, the Company (i) recognized $147.7 million of operating lease ROU assets and $166.7 million of operating lease liabilities, (ii) reclassified the previously recognized liabilities for deferred rent of $8.5 million and lease incentives of $10.5 million to operating lease ROU assets, (iii) derecognized build-to-suit assets of $17.8 million previously presented within property, plant, and equipment, net, derecognized the build-to-suit lease financing obligation of $22.6 million, and (iv) recorded a cumulative-effect adjustment of $5.2 million to accumulated deficit as of January 1, 2022. Finance leases are not significant to the Company’s financials. The adoption of ASC 842 did not have a material impact on the Company's results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued multiple amendments to the standard (collectively, “ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss model in place of the incurred loss model and require a consideration of a broader range of reasonable and supportable information to inform credit loss

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

estimates. The Company adopted ASU 2016-13 effective January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The provisions of ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation and deferred tax liabilities for outside basis differences and clarify when a step-up in the tax basis of goodwill should be considered part of a business combination or a separate transaction. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force) (“ASU 2020-01”). ASU 2020-01 addresses accounting for the transition into and out of the equity method and clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The Company adopted ASU 2020-01 on January 1, 2022. The adoption of ASU 2020-01 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy including: (1) the types of transactions; (2) the accounting for the transactions; and (3) the effect of the transactions on a business entity’s financial statements. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of ASU 2021-10 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore is not considered in measuring fair value. It also introduces required disclosures for equity securities subject to contractual sale restrictions. This standard becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company is considering the impact of this pronouncement on the financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which simplifies the accounting for convertible instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the host contract. Additionally, ASU 2020-06 removes certain settlement conditions that are required for contracts in an entity's own equity to qualify for the derivatives scope exception. The guidance also modifies diluted earnings per share calculations by requiring entities to use the if-converted method for convertible instruments and to assume share settlement when an instrument can be settled in cash or shares. The guidance is effective for the Company on January 1, 2024 with early adoption permitted. The Company is currently evaluating the impact that the implementation of this standard will have on its consolidated financial statements and related disclosures.
3. Business Combinations and Acquisitions

Fiscal 2022 Acquisitions

Zymergen

On October 19, 2022 (the “Zymergen Closing Date”), the Company acquired all of the outstanding equity of Zymergen Inc. (“Zymergen”), a company that specializes in integrating computational and manufacturing technologies to design, develop, and commercialize bio-based breakthrough products in a broad range of industries (the “Zymergen Acquisition”). The Zymergen Acquisition is expected to enhance the Company’s platform for cell programming by integrating strong automation and software capabilities as well as providing a wealth of experience across diverse biological engineering approaches. Under the merger agreement (“Agreement and Plan of Merger”), on the Zymergen Closing Date, each share of Zymergen common stock that was issued and outstanding as of immediately prior to the effective time was automatically

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

cancelled, extinguished and converted into the right to receive 0.9179 shares of the Company’s Class A common stock and cash in lieu of any fractional shares.

The following table summarizes the acquisition date fair value of the consideration transferred for Zymergen (in thousands):

Fair value of Class A common stock issued to Zymergen shareholders (1)	$236,331
Fair value of replacement Ginkgo RSUs and Ginkgo Class A common stock issued under Zymergen RIFs attributable to pre-combination services (2)	1,571
Less: Cash severance and retention bonuses incurred for the benefit of the combined company (3)	(6,152)
Total Zymergen consideration	$231,750

(1)

As consideration for the Zymergen Acquisition, the Company delivered to Zymergen stockholders 99,422,907 shares of its Class A common stock, of which approximately 96,859,594 represents consideration transferred for the Zymergen Acquisition under ASC 805. The fair value of the Company’s Class A common stock issued as consideration transferred was determined based on $2.44 per share, which was the closing price of the Company’s Class A common stock on the Zymergen Closing Date. An immaterial amount related to the incremental value received by the holders of Zymergen stock options was excluded from total consideration transferred and recognized as post-combination compensation expense.

(2)

Represents the fair value of the replacement Ginkgo RSUs and Ginkgo Class A common stock issued under the Zymergen RIFs attributable to pre-combination services. The remaining portion of the fair value is associated with future service and will be recognized as stock-based compensation expense in the period subsequent to the Zymergen Acquisition over the remaining service period.

(3)

Represents cash bonuses payable to Zymergen employees in accordance with Zymergen severance and retention plans at the Zymergen Closing Date. These payments were determined to be for the benefit of the combined company, and accordingly, a portion of the fair value otherwise recognized as consideration transferred was allocated to post-combination compensation expense.

The Zymergen Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"). The Company allocated the consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The excess consideration transferred was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributed to Zymergen’s assembled workforce and the expected synergies from combining operations and has been assigned to the Foundry segment.

The following table summarizes the preliminary acquisition date fair value of the consideration transferred for Zymergen (in thousands):

Cash and cash equivalents	$150,553
Accounts receivable	980
Inventory	1,166
Prepaid expenses and other current assets	11,592
Property and equipment	97,194
Operating lease right-of-use assets	205,349
Intangible assets	18,600
Goodwill	12,874
Other non-current assets	11,898
Accounts payable	(13,907)
Deferred revenue	(8,189)
Accrued expenses and other current liabilities	(55,917)
Operating lease liabilities	(194,582)
Deferred tax liability	(5,690)
Other non-current liabilities	(171)
Net assets acquired	$231,750

The allocation of the purchase price, including the valuation of certain tangible and intangible assets acquired and the related tax effects, is preliminary and subject to revision during the one-year measurement period from the date of acquisition if any new information is obtained about facts and circumstances that existed as of the acquisition date.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The fair value of intangible assets was determined using the relief from royalty method of the income approach. The fair value measurements were primarily based on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs used included the estimated annual net cash flows (including projected revenues attributable to the asset, royalty rates and obsolescence rates), and the discount rate that reflects the risks inherent in the future cash flows. Property and equipment is mostly comprised of lab equipment, leasehold improvements and construction in progress. The fair value of property and equipment was primarily determined using the cost approach, which estimates fair value by determining the replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence.

Based on the preliminary valuation, intangible assets are as follows (in thousands):

	Estimated fair value	Estimated useful life (in years)
Developed technology	$14,900	10
Database	3,700	7
Total	$18,600

In conjunction with the Agreement and Plan of Merger, Zymergen initiated a reduction-in-workforce implemented in stages (each a “RIF”) for the benefit of the combined company. Under the RIFs, employees received enhanced severance benefits consisting of cash bonuses and accelerated vesting of their outstanding Zymergen restricted stock units ("Zymergen RSU"). These benefits were triggered upon a change in control occurring within twelve months of the employee’s termination date. The Company recognized $11.1 million in cash-based severance and stock-based compensation costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 related to RIFs.

In August and September 2022, Zymergen also approved the grant of retention bonuses to certain employees denominated in cash and/or Zymergen RSUs designed to retain and reward key talent of Zymergen during the pendency of the proposed Zymergen Acquisition and thereafter. These retention bonuses were deemed for the benefit of the combined company. A portion of the retention bonuses vested and became payable upon the closing of the Zymergen Acquisition, with the remaining portion recognized as post-combination compensation expense over the requisite service period. The Company recognized $7.4 million in cash-based retention and stock-based compensation costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The Company’s revenue and net loss for the year ended December 31, 2022 included $2.2 million and $26.0 million, respectively, from Zymergen since the Zymergen Closing Date.

The Company incurred transaction and integration costs of $11.9 million which were recorded in general and administrative expenses, inclusive of a success fee which was partly paid in 327,289 shares of Ginkgo Class A common stock. Additionally, the Company incurred $1.7 million of equity issuance costs, which were recorded in additional paid-in capital in the consolidated balance sheet.

Supplemental Pro Forma Information (unaudited)

The following supplemental pro forma financial information presents the combined results of operations of the Company and Zymergen as if the acquisition had occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have been realized if the Zymergen Acquisition had been completed on January 1, 2021, or of future operating results. The pro forma financial information reflects pro forma adjustments to give effect to certain events the Company believes to be directly attributable to the Zymergen Acquisition, including depreciation and amortization expense related to acquired tangible and intangible assets, acquisition-related costs, stock-based compensation expense, retention and severance bonuses, and adjustments to align inventory and leasing accounting policies.

	Year Ended December 31,
(in thousands)	2022	2021
Total revenue	$489,670	$330,580
Net loss	$(2,366,005)	$(2,235,586)

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Bayer Acquisition and Joint Venture Dissolution

On October 17, 2022, the Company completed an asset purchase under the Asset Purchase Agreement (“APA”) with Bayer CropScience LP, a Delaware limited partnership (“Bayer”). Pursuant to the APA, the Company acquired certain assets and liabilities of Bayer, including Bayer’s 175,000-square-foot West Sacramento Biologics Research & Development site, team, and internal discovery and lead optimization platform.

Concurrently with the APA, Bayer and Ginkgo entered into the Joint Venture Termination Agreement (“JV Termination Agreement”) and the Technical Development Agreement (“Bayer TDA”). The JV Termination Agreement initiated the dissolution of Joyn Bio, LLC (“Joyn”), the joint venture created by Ginkgo and Bayer in 2017, and provided for the disbursement of contributed intellectual property back to the respective owners, the disbursement of joint ownership of certain intellectual property rights created by Joyn, including with respect to Joyn’s nitrogen fixation technology to each party, the disbursement of property and equipment as agreed to by the parties, the assumption by Ginkgo of Joyn's two real estate leases and the transfer of certain employees to Ginkgo. Under the Bayer TDA, (i) Ginkgo will grant Bayer exclusive licenses to Ginkgo’s joint ownership right, title and interest to Joyn’s nitrogen fixation intellectual property, (ii) for a three-year period, the parties will research, develop and produce microbial strains and related processes to enable the research, development, production, manufacturing and commercialization of Bayer products in agriculture as part of cell programs pursuant to TDPs agreed to by the parties, including one targeted to nitrogen fixation and (iii) for a three-year period, Ginkgo will provide certain non-cell-engineering services to Bayer related to product support as described in statements of work agreed to by the parties. In consideration for all programs, services and related licenses, Ginkgo will receive $90.0 million in equal quarterly installments over the three-year term plus royalties on worldwide net sales of certain Bayer products developed under the Bayer TDA.

The APA, JV Termination Agreement and Bayer TDA were accounted for as a single transaction as they were entered into at the same time and in contemplation of one another, the occurrence of each agreement was dependent on the occurrence of the other agreements, and the work performed under the Bayer TDA will utilize the tangible assets acquired from Bayer under the APA and the IP distributed to Ginkgo under the JV Termination Agreement.

The assets acquired under the APA and JV Termination Agreement meet the definition of a business and were accounted for under ASC 805. The Bayer TDA was accounted for under ASC 606. A summary of the purchase price relating to the business combination is as follows (in thousands):

Cash	$79,825
Fair value of previously held equity interest in Joyn	14,000
Fair value of notes receivable from Joyn	10,119
Total purchase consideration	$103,944

Prior to the completion of the business combination, the Company, through its majority-owned holding company Cooksonia, LLC (“Cooksonia”), held a 50% equity interest in Joyn that was accounted for as an equity method investment. The Company remeasured its 50% equity interest in Joyn at fair value as of the acquisition date and recorded a gain of $14.0 million equal to the difference between the carrying value of its equity method investment in Joyn of zero and the fair value of $14.0 million on the acquisition date. The gain is included within loss on equity method investments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. Additionally, prior to the completion of the business combination, Joyn had issued to Ginkgo a series of convertible promissory notes in the aggregate principal amount of $10.0 million (see Note 20). The notes were effectively settled as part of the business combination and were included as part of the consideration transferred for the business combination. The carrying value of the notes prior to the acquisition was $4.8 million due to losses attributable to the equity method investment being allocated to the notes receivable as a result of the equity method investment being reduced to zero during the year ended December 31, 2022. The Company recorded a gain on the notes receivable of $5.3 million within other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 for the excess of the $10.1 million outstanding principal and accrued interest over their carrying value of the notes.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the preliminary fair value of assets acquired as of the acquisition date (in thousands):

Property, plant, and equipment	$83,951
Intangible assets	11,500
Goodwill	11,172
Deferred tax liability	(2,679)
Net assets acquired	$103,944

The allocation of the purchase price, including the valuation of certain tangible and intangible assets acquired and the related tax effects and management’s validation of the historical cost basis of certain tangible assets provisionally valued using the cost method, is preliminary and subject to revision during the one-year measurement period from the date of acquisition if any new information is obtained about facts and circumstances that existed as of the acquisition date.

The fair value of Ginkgo’s equity interest in Joyn pre-dissolution was determined using a discounted cash flow method. The fair value of intangible assets, which consists of Joyn's developed technology, was determined using the relief from royalty method of the income approach. Significant assumptions used in the valuations included the estimated annual net cash flows (including projected future revenues and costs, terminal growth rates, royalty rates and obsolescence rates), and a discount rate that reflects the risks inherent in the future cash flows. Property, plant, and equipment consists of land, buildings, site improvements and personal property. The fair value of land was determined using the sales comparison approach and the fair value of the buildings, site improvements and personal property was determined using the cost and sales comparison approaches. Under the cost approach, the Company estimated the cost to acquire or construct comparable assets and made adjustments for physical deterioration. Intangible assets consist of Joyn's developed technology and have an estimated useful life of five years. Goodwill primarily reflects the value of future programs expected to arise after the acquisition and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

The Company incurred $3.0 million in costs associated with the winding up and dissolution of Joyn during the year ended December 31, 2022, which were recorded within operating expenses. Dissolution costs are shared equally between Ginkgo and Bayer. The joint venture is expected to be fully dissolved in early 2023. The Company incurred transaction and integration costs of $12.0 million related to the business combination, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The transaction does not represent a material business combination and, therefore, pro forma financial information is not provided. Operating results of the acquired business have been included in the consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the year ended December 31, 2022.

Altar

On October 3, 2022, the Company acquired all of the outstanding shares of capital stock of Altar SAS (“Altar”), a French biotechnology company with a proprietary adaptive evolution platform. A fleet of Altar's automated adaptive laboratory evolution instruments will be integrated into Ginkgo's Foundry to serve customers across various industries. The total purchase consideration was $12.0 million and consisted of $2.8 million in cash, $1.4 million in restricted shares of Ginkgo Class A common stock subject to forfeiture if certain vesting conditions are not met, $5.6 million in unrestricted shares of Ginkgo Class A common stock, $1.6 million in contingent consideration and $0.6 million in assumed liabilities. The Company accounted for the transaction as a business combination under ASC 805. The net assets acquired primarily consisted of $8.4 million of intangible assets related to Altar's developed technology and $4.7 million of goodwill, which is not deductible for tax purposes. The business is reported as part of the Company’s Foundry reportable segment. The Company incurred $2.3 million in acquisition related costs which were recorded in general and administrative expenses. Pro forma information has not been presented because it is not material to the financial statements. Altar's results of operations have been included in the consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the year ended December 31, 2022.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Company accounted for the transaction as a business combination under ASC 805. Accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of acquisition. FGen's results of operations have been included in the consolidated statements of operations and comprehensive loss since the date of acquisition and were not material to the Company’s results of operations for the year ended December 31, 2022. The FGen acquisition does not represent a material business combination and, therefore, pro forma financial information is not provided.

The consideration paid was comprised of common stock and contingent consideration as follows (in thousands):

Fair value of Class A common stock	$17,015
Contingent consideration - restricted stock	3,842
Contingent consideration - milestones	8,464
Total FGen consideration	$29,321

The Company issued 5,749,957 shares of its Class A common stock on the acquisition date comprised of 4,051,107 unrestricted shares valued at $17.0 million based on the closing market price of $4.20 and 1,698,850 restricted shares classified as contingent consideration and subject to vesting conditions. The contingent consideration in the form of restricted stock was valued at $3.8 million as of the acquisition date based on management’s estimate of the number of shares expected to vest and the closing market price of $4.20. The restricted shares were issued in three tranches with separate vesting conditions. Tranches 1 and 2 vest based on the price difference between the 15-day volume weighted average price (“VWAP”) of Ginkgo’s Class A common stock calculated on the date immediately prior to closing and the 15-day VWAP calculated on the date immediately prior to Ginkgo’s filing of the registration statement to register the unrestricted shares. The contingency was resolved on April 4, 2022 when the Company filed its Form S-1 registration statement and a total of 461,200 shares vested and 584,246 shares were forfeited related to tranches 1 and 2. The remaining 653,404 tranche 3 restricted shares will vest on the 24-month anniversary of the closing, provided, however, that the number of shares that vest will be reduced by any post-closing purchase price adjustments and indemnity claims. The estimated fair value of tranche 1 and 2 shares on the registration statement date was $1.9 million, which was reclassified from a liability into stockholders’ equity upon the determination of the number of shares that vested. The Company recognized a $0.8 million loss on the change in fair value of the contingent consideration related to tranche 1 and 2, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value estimates for the purchase price allocation are considered preliminary and subject to adjustment during the measurement period, not to exceed one year after the date of acquisition. During the year ended December 31, 2022, the Company recorded certain measurement period adjustments related to tangible assets acquired and estimated tax liabilities, with a corresponding net decrease to goodwill.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Allocation	Measurement Period Adjustment	Adjusted Allocation
Cash and cash equivalents	$1,430	$—	$1,430
Accounts receivable	144	—	144
Other non-current assets	10	—	10
Property and equipment	146	(112)	34
Intangible assets (1)	21,100	—	21,100
Goodwill (2)	11,001	(386)	10,615
Accounts payable and accrued expenses	(29)	—	(29)
Deferred revenue	(104)	—	(104)
Deferred tax liability	(4,377)	498	(3,879)
Net assets acquired	$29,321	$—	$29,321

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

Asset Acquisitions

On October 3, 2022, the Company completed the acquisition of all of the outstanding equity interests in Circularis Biotechnologies, Inc., (“Circularis”), a biotechnology company with a proprietary circular RNA and promoter screening platform. The aggregate purchase consideration was $18.6 million, of which $4.3 million was paid in cash, $10.2 million was paid in Ginkgo Class A common stock, $3.7 million represents contingent consideration and $0.4 million represents direct transaction costs. The Company accounted for the transaction as an asset acquisition as substantially all of the value received was concentrated in the acquired developed technology. The Company allocated the purchase consideration primarily to the developed technology intangible asset, which is being amortized over a useful life of five years. Additionally, the purchase agreement includes $2.5 million of employee retention payments, which will be recognized as compensation expense over the requisite service period.

On August 17, 2022, the Company acquired certain epidemiological data infrastructure assets from Baktus, Inc., a Delaware-based public benefit corporation. The Company accounted for the transaction as an asset acquisition as the value being acquired primarily relates to a single identifiable intangible asset. The total purchase consideration was $11.1 million and consisted of $2.0 million in cash, $8.4 million in Ginkgo Class A common stock and $0.7 million of direct transaction costs. Of the shares issued, 258,781 are restricted shares that will vest on the 18-month anniversary of the closing and will be reduced by any indemnity claims. The restricted shares are classified as contingent consideration liability in the consolidated balance sheet (see Note 4). Additionally, the purchase agreement includes $1.0 million of employee retention payments, which will be recognized as compensation expense over the requisite service period. As a result of the acquisition, the Company recognized $11.2 million in intangible assets consisting of developed technology, customer relationships and assembled workforce and $0.1 million in deferred revenue.

On June 1, 2022, the Company acquired substantially all of the assets of Bitome, Inc. (“Bitome”), a privately held company with an integrated metabolite monitoring platform that is expected to support accelerated product development timelines across Ginkgo's portfolio of cell programs. The Company accounted for the transaction as an asset acquisition as substantially all of the value received was concentrated in the intellectual property acquired. The consideration for the transaction was structured as (i) a repayment of Bitome’s outstanding convertible debt pursuant to the issuance of 388,649 shares of Class A common stock (valued at approximately $1.2 million as of the acquisition date), (ii) a repayment of a portion of Bitome’s outstanding convertible debt in cash in the amount of $0.1 million and (iii) assumption of certain of Bitome’s liabilities and wind-down expenses up to a maximum cap of $0.4 million. The total purchase consideration was expensed as in-process research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 as the technology requires continued development efforts and has no alternative future use.

Fiscal 2021 Acquisitions

SRNG Business Combination

On September 16, 2021 (the “Closing Date”), the Company and SRNG completed the merger transaction contemplated by the Merger Agreement (the “Closing"), with Old Ginkgo surviving the merger as a wholly owned subsidiary of SRNG.

Pursuant to the Merger Agreement, SRNG acquired all of the outstanding equity interests of Old Ginkgo for approximately $15.8 billion in aggregate consideration in the form of common stock of Ginkgo valued at $10 per share (the “Base Equity

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Consideration”). The Base Equity Consideration was allocated among Old Ginkgo equity holders based on an exchange ratio of 49.080452 ("Exchange Ratio"). Accordingly, upon the closing of the SRNG Business Combination, all shares of Old Ginkgo Class A common stock and Old Ginkgo Class B common stock issued and outstanding immediately prior to the SRNG Business Combination converted into Ginkgo Class A common stock and Ginkgo Class B common stock, respectively, each with a par value of $0.0001 per share, based on the Exchange Ratio. All equity awards under Old Ginkgo's stock incentive plans were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s common stock. As a result, (i) each outstanding stock option to acquire Old Ginkgo common stock was converted into an option to purchase approximately 49.080452 shares of Ginkgo common stock, (ii) each outstanding share of restricted common stock was converted into approximately 49.080452 shares of restricted common stock of Ginkgo and (iii) each outstanding award of restricted stock units was assumed and converted into a restricted stock unit having the same terms and conditions as applied to the Old Ginkgo restricted stock unit so converted but relating to approximately 49.080452 shares of common stock of Ginkgo.

In addition to the Base Equity Consideration, the equity holders of Old Ginkgo received approximately 188.7 million shares of Ginkgo common stock (the “Earnout Consideration”), which are subject to forfeiture to the extent that the vesting conditions described below are not satisfied on or before the fifth anniversary of the Closing (the "Earnout Period"). If at any point during the trading hours of a trading day, for any 20 trading days within any period of 30 consecutive trading days during the Earnout Period, the trading price per share of the Company's Class A common stock is greater than or equal to:

•
$12.50, then 25% of the Earnout Consideration will immediately vest;
•
$15.00, then an additional 25% of the Earnout Consideration will immediately vest;
•
$17.50, then an additional 25% of the Earnout Consideration will immediately vest; and
•
$20.00, then the remaining 25% of the Earnout Consideration will immediately vest.

The Company evaluated the earnout shares and concluded that they qualify for the scope exception from derivative accounting in ASC 815-10-15-74 and meet the criteria for equity classification under ASC 815-40. The Company determined that the earnout shares underlying rollover equity awards (i.e., restricted stock awards, restricted stock units and options) granted under the Company's stock incentive plans (together the "Rollover Equity Awards") that are unvested as of the Closing Date are within the scope of ASC 718 (see Note 13). The remaining earnout shares issued to holders of Old Ginkgo common stock and those earnout shares underlying vested Rollover Equity Awards were initially measured at fair value at Closing and recorded within additional paid-in-capital ("APIC") and had no net impact on APIC. Since those earnout shares are equity-classified, there is no remeasurement unless reclassification is required. Upon meeting an earnout target, the earnout shares delivered to the equity holders are recorded in equity as shares outstanding with the appropriate allocation to par value of common stock and APIC. The first earnout target of $12.50 was met on November 15, 2021 and, as a result, approximately 38.8 million earnout shares became vested and outstanding.

In connection with the entry into the Merger Agreement, Eagle Equity Partners III, LLC, a Delaware limited liability company (the “Sponsor”), forfeited 11,534,052 of its shares of Ginkgo Class A common stock and an additional 16,737,183 of its shares of Ginkgo Class A common stock (the "Sponsor Earnout Shares") became subject to vesting and forfeiture conditions identical to those applicable to the Earnout Consideration issued to Old Ginkgo equity holders. Similar to the Earnout Consideration, the Sponsor Earnout Shares were accounted for as equity classified instruments and were included as merger consideration and recorded in additional paid-in capital. The Sponsor Earnout Shares are considered legally issued and outstanding shares of common stock subject to restrictions on transfer and do not participate in the earnings or losses of the Company prior to vesting.

The SRNG Business Combination is accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, SRNG was treated as the “acquired” company for financial reporting purposes. Accordingly, the SRNG Business Combination was treated as the equivalent of Old Ginkgo issuing stock for the net assets of SRNG, accompanied by a recapitalization. The net assets of SRNG are stated at historical cost, with no goodwill or other intangible assets recorded.

PIPE Investment

On May 11, 2021, concurrently with the execution of the Merger Agreement, SRNG entered into subscription agreements with certain accredited investors (the “PIPE Investors”). In connection with the consummation of the SRNG Business Combination on September 16, 2021, the PIPE Investors collectively consummated investments for 76,000,000 shares of the

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Company's Class A common stock at a price of $10.00 per share (the "PIPE Shares") for an aggregate amount of $760.0 million (the “PIPE Investment”).

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the SRNG Business Combination (in thousands):

Cash - SRNG Trust and cash (net of redemptions)	$857,747
Cash - PIPE Investment	760,000
Less: Payment of underwriter fees and other offering costs	(108,118)
Net proceeds from the SRNG Business Combination	$1,509,629

Summary of Shares Issued

The following table summarizes the number of shares of common stock outstanding immediately following the consummation of the SRNG Business Combination:

SRNG shares outstanding prior to the SRNG Business Combination	215,625,000
Less: redemption of SRNG shares prior to the SRNG Business Combination	(86,725,312)
Less: SRNG shares forfeited	(11,534,052)
Common stock of SRNG (1)	117,365,636
Shares issued pursuant to the PIPE Investment	76,000,000
SRNG Business Combination and PIPE Investment shares	193,365,636
Conversion of Old Ginkgo Series B preferred stock to common stock	203,346,152
Conversion of Old Ginkgo Series C preferred stock to common stock	228,641,430
Conversion of Old Ginkgo Series D preferred stock to common stock	302,464,716
Conversion of Old Ginkgo Series E preferred stock to common stock	170,227,108
Conversion of Old Ginkgo common stock (2)	387,016,194
Total shares of Ginkgo common stock outstanding immediately following the SRNG Business Combination	1,485,061,236

(1) Includes 16,737,183 shares of Class A common stock, the Sponsor Earnout Shares, that are subject to forfeiture if certain earnout conditions are not met, as the shares are legally outstanding as of the Closing of the SRNG Business Combination.

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

The fair value of the Class A common stock issued as part of the consideration paid for Dutch DNA was determined using the then-most recently available third-party valuation of the Company's common stock. The contingent consideration arrangement requires the Company to pay up to a maximum of $20.0 million to the seller upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Company and Dutch DNA prior to the close of the acquisition. Refer to Note 4 for a discussion of the fair value of the contingent consideration liability.

The acquisition was accounted for in accordance with ASC 805. Dutch DNA's results of operations have been included in the Consolidated Statements of Operations and Comprehensive Loss since the date of acquisition, which were not material. The Dutch DNA acquisition does not represent a material business combination, and therefore pro forma financial information is not provided. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of the intangible assets was determined using the replacement cost method which estimates the cost the Company would incur in rebuilding the technology. The excess purchase price consideration was recorded as goodwill and is made up of the future potential value of the acquired intellectual property and the assembled workforce. The Company incurred $0.6 million of acquisition-related costs which were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Allocation	Measurement Period Adjustments (3)	Final Allocation
Cash	$387	$—	$387
Accounts receivable	149	—	149
Prepaid expenses and other current assets	170	—	170
Property and equipment	234	—	234
Intangibles (1)	20,500	—	20,500
Goodwill (2)	15,177	4,839	20,016
Accounts payable	(194)	—	(194)
Accrued expenses and other current liabilities	(137)	(49)	(186)
Deferred tax liability	—	(4,790)	(4,790)
Other non-current liabilities	(988)	—	(988)
Net assets acquired	$35,298	$—	$35,298

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

(3) Represents adjustment related to deferred income taxes and the final determination of net-working capital as of the acquisition date.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of December 31, 2022
		Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,089,026	$1,089,026	$—	$—
Synlogic, Inc. warrants (1)	Investments	1,937	—	1,937	—
Marketable equity securities (2)	Investments	25,714	21,312	4,402	—
Notes receivable	Other non-current assets	37,660	—	30,000	7,660
Total assets		$1,154,337	$1,110,338	$36,339	$7,660
Liabilities:
Public Warrants	Warrant liabilities	$6,900	$6,900	$—	$—
Private Placement Warrants	Warrant liabilities	3,968	—	108	3,860
Contingent consideration	Accrued expenses and other current liabilities	6,378	—	—	6,378
Contingent consideration	Other non-current liabilities	18,095	—	—	18,095
Total liabilities		$35,341	$6,900	$108	$28,333

		As of December 31, 2021
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,482,063	$1,482,063	$—	$—
Synlogic, Inc. warrants (1)	Investments	6,166	—	6,166	—
Marketable equity securities (2)	Investments	25,676	15,345	10,331	—
Notes receivable	Prepaid expenses and other current assets	11,559	—	—	11,559
Total assets		$1,525,464	$1,497,408	$16,497	$11,559
Liabilities:
Public Warrants	Warrant liabilities	$77,280	$77,280	$—	$—
Private Placement Warrants	Warrant liabilities	58,558	—	—	58,558
Contingent consideration	Other non-current liabilities	8,467	—	—	8,467
Total liabilities		$144,305	$77,280	$—	$67,025

(1) The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.

(2) Marketable equity securities classified as Level 2 reflect a discount for lack of marketability due to regulatory sales restrictions, which lapsed on a portion of the shares held during the year ended December 31, 2022 and were reclassified as Level 1.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of a portion of the Private Placement Warrants was transferred from Level 3 to Level 2 fair value measurement as of December 31, 2022, as the transfer of Private Placement Warrants to anyone other than the initial purchasers or any of their permitted transferees results in the Private Placement Warrants having substantially the same terms as the Public Warrants. The Company determined that the fair value of the transferred Private Placement Warrants is equivalent to that of Public Warrants. There were no other transfers to/from Level 3 during any of the periods presented.

Notes Receivable

Notes receivable measured at fair value on a recurring basis primarily consist of a $30.0 million senior secured note (“Senior Secured Note”) purchased from Bolt Threads, Inc., a series of convertible promissory notes issued by a customer as payment for Foundry R&D services, a revolving promissory note with Glycosyn, LLC (“Glycosyn” and “Glycosyn Promissory Note”)

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

and a series of convertible notes with Access Bio, Inc. (“Access Bio Convertible Notes”). The fair value of notes receivable, other than the Senior Secured Note, is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. Significant changes in these unobservable inputs in isolation could have resulted in a significantly lower or higher fair value measurement.

The Company used the yield method to value the Senior Secured Note. Under this method, the estimated future cash flows, consisting of principal and interest payments, are discounted to present value using an applicable market yield or discount rate. Increases or decreases in the market yield or discount rate would result in a decrease or increase, respectively, in the fair value measurement. The market yield is determined using a corporate bond yield curve corresponding to the credit rating category of the issuer. The fair value of the Senior Secured Note is based on observable market inputs, which represents a Level 2 measurement within the fair value hierarchy.

The Company used a scenario-based method to value the series of convertible promissory notes from a customer. Under the scenario-based method, future cash flows are evaluated under a qualified financing, maturity and dissolution scenarios, probability-weighted and discounted to present value. The significant unobservable inputs used in the fair value measurement were scenario probabilities of 15% and 55%, a discount rate of 12.5% and estimated time to event date of one to three years.

As of December 31, 2021, the Company estimated the fair value of the Glycosyn Promissory Note using a probability-weighted discounted cash flow model under a dissolution scenario with partial recovery and no recovery as Glycosyn was in default on that date. The significant assumptions used in valuing the Glycosyn Promissory Note were scenario probabilities of 50%, a recovery rate on first lien debt of 63% and a discount rate of 15%. The Glycosyn Promissory Note had an amended maturity date of December 31, 2022 and was in default on that date. The Company wrote off the Glycosyn Promissory Note on December 31, 2022 as it was deemed uncollectible and recorded a loss on notes receivable of $1.9 million in other income (expense), net on the consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the Company estimated the fair value of the Access Bio Convertible Notes using a binomial lattice model with the following key assumptions: 85.5% equity volatility, 0.88 years to maturity, 0.3% risk-free rate, 30.9% risk-adjusted rate and 0% dividend yield. Upon maturity in November 2022, the Company collected in cash the $10.4 million outstanding principal and accrued interest balance of the Access Bio Convertible Notes.

The following table provides a reconciliation of notes receivable measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2022	2021
Balance at January 1	$11,559	$15,566
Additions	7,660	—
Proceeds from notes receivable	(10,404)	(304)
Conversion of notes to preferred stock	—	(195)
Change in fair value	705	(3,508)
Write-off	(1,860)	—
Balance at December 31	$7,660	$11,559

Refer to Note 21 for further discussion regarding the potential impacts of the closure of Silicon Valley Bank to the Company’s notes receivable.

Warrant Liabilities

The fair value of the Public Warrants is based on the observable quoted price of such warrants on the New York Stock Exchange. The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the valuation of the Private Placement Warrants is expected stock-price volatility. As of December 31, 2022, the Company estimated the volatility of its Private Placement Warrants using a Monte-Carlo simulation of the redeemable Public Warrants that assumes optimal exercise of the Company's redemption option at the earliest possible date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 9 for additional details on the Company’s warrant liabilities.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.69	$8.31
Volatility	71.5%	58.7%
Term (in years)	3.71	4.71
Risk-free interest rate	4.11%	1.25%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 inputs (in thousands):

	2022	2021
Balance at January 1	$58,558	$—
Additions pursuant to the SRNG Business Combination	—	90,263
Transfer to Level 2	(125)	—
Change in fair value	(54,573)	(31,705)
Balance at December 31	$3,860	$58,558

Contingent Consideration

In connection with the acquisition of FGen, the Company may be required to make contingent earnout payments up to $20.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs. The Company also issued restricted stock that is subject to vesting conditions and is classified as contingent consideration liability. A portion of the restricted shares vested during the year ended December 31, 2022 and $1.9 million of the liability was settled as discussed in Note 3.

In connection with the acquisition of Dutch DNA, the Company may be required to make contingent earnout payments up to a maximum of $20.0 million payable upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the Company and Dutch DNA prior to the close of the acquisition. In 2022, the Company made a payment of $0.7 million upon the achievement of a technical development milestone and recorded a corresponding $0.7 million decrease in the fair value of the contingent consideration liability.

In connection with the acquisition of Circularis, the Company may be required to make contingent earnout payments up to a maximum of $40.0 million payable primarily upon the achievement of certain clinical trial milestones over a five-year period.

In connection with the acquisition of Altar, the Company may be required to make contingent earnout payments up to $2.5 million upon the successful transfer of the Altar technology to Ginkgo's sites in the U.S.

The fair value of contingent consideration related to restricted stock issued for acquisitions was estimated using the quoted price of Ginkgo's Class A common stock, an estimate of the number of shares expected to vest, probability of vesting, and a discount rate. The fair value of contingent consideration related to earnout payments from acquisitions was estimated using unobservable (Level 3) inputs as illustrated in the table below. Material increases or decreases in these inputs could result in a higher or lower fair value measurement. Changes in the fair value of contingent consideration are recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			December 31, 2022	December 31, 2021
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen, Dutch DNA, Circularis and Altar acquisitions)	Probability-weighted present value	Probability of payment	2%-100%	10% - 80%
		Discount rate	12.20%-13.11%	10.7% - 11.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2025-2028	2022 - 2037
		Discount rate	12.0%	9%

The following table provides a reconciliation of the contingent consideration liability measured at fair value using Level 3 inputs (in thousands):

	2022	2021
Balance at January 1	$8,467	$—
Additions	19,912	8,760
Change in fair value	(1,262)	(293)
Settlements and payments	(2,644)	—
Balance at December 31	$24,473	$8,467

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

In the second quarter of 2022, the Company recorded a $10.1 million impairment charge, included as a component of loss on investments in the consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's investment in Genomatica preferred stock. The fair value estimates used to determine the impairment charge were determined using enterprise value analyses which include an equal weighing between discounted cash flow analyses and guideline public company and involve significant unobservable (Level 3) inputs. The significant unobservable inputs include the estimated annual net cash flows (including revenue and expense growth rates and capitalization rates), the weighted-average cost of capital used to discount the future cash flows, and the selection of guideline public company multiples for revenue and EBITDA. Material increases or decreases in these inputs could result in a higher or lower fair value measurement.

The Company used a scenario-based method to value SAFEs received from customers in 2022. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario was probability-weighted and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement were scenario probabilities of 18% to 65%, discount rate of 13% and estimated time to event date of one to two years.

5. Investments and Equity Method Investments

The Company partners with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb”), BiomEdit, LLC (“BiomEdit”) and Ayana Bio, LLC (“Ayana”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Structured Partnerships”) with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.

The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. During the year ended December 31, 2022, the Company recorded a $10.1 million impairment charge, included as a component of loss on investments in the consolidated statements of operations and comprehensive loss, due to the decline in the fair value of the Company's investment in Genomatica preferred stock. There were no impairments recorded during the years ended December 31, 2021 and 2020 and no adjustment from observable price changes has been recognized during any of the periods presented.

Beginning in 2022, the Company also holds investments in early-stage synthetic biology product companies via SAFEs. The Company enters into SAFE agreements in conjunction with a revenue contract with a customer under which the Company grants the customer a prepaid Foundry services credit equal to the principal amount of the SAFE (the “Purchase Amount”), which may be used and drawn down as payment for the Company’s research and development activities. The SAFEs will automatically convert into shares of preferred stock equal to the Purchase Amount divided by the discount price, which is calculated as the price per share sold in the equity financing multiplied by a discount rate. The SAFEs also provide the Company with the right to future equity of the entity in a liquidation scenario or the cash-out amount in liquidation and dissolution scenarios or at the election of the SAFE issuer prior to an agreed outside date. The Company initially records SAFEs at fair value (see Note 4) and adjusts the carrying value of the instrument at each reporting period for any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar instrument of the same issuer. There were no impairment charges or observable price changes related to SAFEs during any of the periods presented.

Refer to Note 21 for further discussion regarding the potential impacts of the closure of Silicon Valley Bank to the Company’s investments.

Investments and equity method investments consisted of the following (in thousands):

	As of December 31,
	2022	2021
Investments:
Genomatica, Inc. preferred stock	$44,885	$55,000
Synlogic, Inc. common stock	4,819	15,345
Synlogic, Inc. warrants	1,937	6,166
Marketable equity securities	20,895	10,331
Non-marketable equity securities	17,544	15,195
SAFEs	22,108	—
Total	$112,188	$102,037
Equity method investments (1):
Joyn Bio, LLC	$—	$11,694
BiomEdit, LLC	369	—
Other	1,174	1,500
Total	$1,543	$13,194

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

(1) Equity method investments in Platform Ventures with a carrying value of zero as of December 31, 2022 and 2021 were excluded from the table above.

(Loss) gain on investments and equity method investments consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Loss) gain on investments:
Synlogic, Inc. common stock	$(10,526)	$1,649	$(2,663)
Synlogic, Inc. warrants	(4,230)	662	(1,070)
Genomatica, Inc.	(10,115)	—	—
Marketable equity securities	(28,269)	(13,854)	—
Non-marketable equity securities	(195)	—	—
Total	$(53,335)	$(11,543)	$(3,733)
Loss on equity method investments:
Joyn Bio, LLC (1)	$(3,043)	$(17,230)	$(396)
Allonnia, LLC	—	(12,698)	—
Arcaea, LLC	—	(47,356)	—
Verb Biotics, LLC	(15,900)	—	—
BiomEdit, LLC	(8,503)	—	—
Ayana, LLC	(15,989)	—	—
Other	(326)	—	—
Total	$(43,761)	$(77,284)	$(396)

(1) Comprised of $14.0 million gain on the remeasurement of the Company's equity interest in Joyn at fair value as of the acquisition date offset by a $17.0 million loss on the equity method investment. The loss on equity method investment in Joyn in excess over the carrying value of zero of the equity method investment in Joyn during the year ended December 31, 2022 was recorded as a reduction in the convertible promissory notes receivable from Joyn (see Note 20).

6. Variable Interest Entities

Consolidated Variable Interest Entities

As of December 31, 2021, the Company had consolidated three variable interest entities (“VIEs”): Cooksonia, LLC (“Cooksonia”), Verb and Ayana, as the Company held variable interests in and was deemed to be the primary beneficiary of the VIEs. The other investors’ equity interests in the consolidated VIEs are presented as non-controlling interests in the accompanying consolidated financial statements.

The Company initially held a 70% equity interest in Cooksonia, which was formed by the Company and certain other investors for the purposes of holding the Company’s investment in Joyn. The Company concluded that it held a variable interest in and was the primary beneficiary of Cooksonia as it controlled the most significant activities of Cooksonia by controlling 100% of the board of directors of Cooksonia and held a controlling financial interest in Cooksonia. During the fourth quarter of 2022, in conjunction with the termination of the Joyn joint venture (Note 3), the Company acquired the remaining 30% non-controlling interest in Cooksonia. The acquisition of the non-controlling interest did not result in a change of control, accordingly, the Company accounted for the acquisition as an equity transaction with no gain or loss recognized in the consolidated statements of operations and comprehensive loss. The carrying amount of the non-controlling interest in Cooksonia was adjusted to zero and Cooksonia became a wholly owned subsidiary of the Company as of December 31, 2022.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Ginkgo or its related parties comprised the entirety of the joint steering committee (“JSC”), the governing body which holds significant oversight with respect to the entities' research and development programs.

2022 Deconsolidation

During 2022, Verb and Ayana each hired a new chief executive officer who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to each entity's JSC and board of directors. As a result, the Company concluded it no longer had substantive control of each entity's JSC and board of directors. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb and Ayana as it no longer controlled the most significant activities of the entities. As a result of this change in the primary beneficiary determination, the Company deconsolidated Verb in the first quarter of 2022 and Ayana in the third quarter of 2022 and recorded a gain on deconsolidation of $31.9 million for the year ended December 31, 2022, in the consolidated statements of operations and comprehensive loss. The gain on deconsolidation was equal to the fair value of the retained interest in each entity as of the deconsolidation date and was calculated using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which is the most recent financing transaction to the deconsolidation event.

The JSC, with equal representation from each of Verb or Ayana and Ginkgo, governs the TDPs under which the Company will perform agreed-upon research and development services in return for consideration on a cost-plus basis for all services provided. Ginkgo has agreed to provide Verb and Ayana with licenses to certain of its intellectual property for use in the development, production and commercialization of each entity's products under the TDPs. The Company's common unit investment in Verb and Ayana is accounted for as an equity method investment, and accordingly, Verb and Ayana are related parties of Ginkgo. The initial carrying value of the equity method investment was equal to the fair value of the retained interest of $15.9 million for Verb and $16.0 million for Ayana as of the applicable deconsolidation date. The Series A preferred units issued by Verb and Ayana receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a loss on its equity method investment in Verb and Ayana of $31.9 million in the year ended December 31, 2022, due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. This loss reduced the carrying value of the equity method investment in each of Verb and Ayana to zero. There is no commitment for the Company to provide further financial support to Verb and Ayana, and therefore the carrying value of the equity method investment will not be reduced below zero.

The aggregate carrying value of total assets and liabilities included on the consolidated balance sheet for consolidated VIEs as of December 31, 2021 was $58.0 million in cash and cash equivalents, $0.7 million in prepaid expense and other current assets, $11.7 million in equity method investments and $0.6 million in current liabilities.

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

With respect to Cooksonia’s investment in Joyn prior to the joint venture’s termination on October 17, 2022 (see Note 3), as Cooksonia did not control Joyn’s board of directors, it did not have the power to control the decisions related to the development activities of Joyn, which were its most significant activities. Accordingly, the Company has concluded that

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Cooksonia was not the primary beneficiary of Joyn. The Company has provided $10.0 million in financial support to Joyn during the year ended December 31, 2022 in the form of convertible promissory notes (see Note 20), which were deemed necessary to fund Joyn’s operations pre-dissolution. The Company expects to incur general and administrative expenses associated with the winding up and dissolution of Joyn.

Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of December 31, 2022 and 2021, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investments in such entities.

Refer to Notes 5 and 16 for additional details on the Company’s investments and equity method investments.
7. Goodwill and Intangible Assets, net

All goodwill is allocated to the Foundry reporting unit and segment identified in Note 15. Changes in the carrying amount of goodwill consisted of the following (in thousands):

	As of December 31,
	2022	2021
Beginning balance	$21,312	$1,857
Goodwill acquired in acquisitions	39,712	15,177
Impact of foreign currency translation	(266)	(722)
Measurement period adjustments	(548)	5,000
Ending balance	$60,210	$21,312

Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
December 31, 2022:
Developed technology	$115,824	$(8,825)	$106,999	9.4
Database	3,700	(107)	3,593	6.8
Customer relationships	380	(71)	309	1.6
Assembled workforce	190	(50)	140	1.0
Total intangible assets	$120,094	$(9,053)	$111,041
December 31, 2021
Developed technology	$25,038	$(3,396)	$21,642	13.3

(1) Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.

Amortization expense was $5.6 million, $1.2 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2022 is as follows (in thousands):

2023	$15,769
2024	15,289
2025	15,165
2026	15,165
2027	12,158
Thereafter	37,495
Total	$111,041

8. Leases

The Company leases real estate for office and lab space as well as equipment used in research and development activities under operating and finance leases.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Company’s real estate leases have initial lease terms ranging from 13 months to 14.4 years and are all classified as operating. Real estate leases may contain periods of free rent, tenant improvement incentives, expansion options, rent escalation clauses at pre-determined rates or at the prevailing market rates at the time of the increase, and options to extend or terminate the lease without cause at the option of either party during the lease term. The Company is not reasonably certain to exercise these options at the commencement of the lease. Equipment leases have initial lease terms ranging from 12 to 60 months and are classified as operating or finance if the lease contains bargain purchase options which the Company is reasonably certain to exercise.

Variable lease cost for real estate leases primarily consists of certain non-lease components such as real estate taxes, insurance and common area maintenance charges. These non-lease components are typically variable in nature and are recognized as lease expense in the period in which they arise. None of the Company's lease agreement contain material restrictive covenants or residual value guarantees.

The components of total lease cost were as follows:

Year ended
December 31, 2022
Operating lease cost	$35,242
Finance lease cost:
Amortization of ROU assets	1,871
Interest on lease liabilities	104
Finance lease cost	1,975
Variable lease cost	8,879
Sublease income	(5,190)
Total lease cost	$40,906

Rent expense under operating leases was $17.7 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases were as follows:

Year ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$92
Operating cash flows from operating leases	$13,587
Financing cash flows from finance leases	$1,237

Supplemental balance sheet information related to operating leases were as follows:

December 31, 2022
Weighted average remaining lease term - operating leases (in years)	10.3
Weighted average remaining lease term - finance leases (in years)	2.3
Weighted average discount rate - operating leases	8.1%
Weighted average discount rate - finance leases	3.7%

The following table summarizes the maturity of the Company’s lease liabilities (in thousands):

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Years Ending December 31,	Operating leases	Finance leases
2023	$58,111	$1,374
2024	62,125	1,079
2025	62,300	452
2026	57,300	19
2027	58,010	—
Thereafter	366,924	—
Total undiscounted payments	664,770	2,924
Less: imputed interest	(223,482)	(119)
Total lease liability	441,288	2,805
Less: current portion of lease liability	(28,032)	(1,300)
Lease liabilities, non-current	$413,256	$1,505

In addition to the lease liabilities in the table above, as of December 31, 2022, the Company had $420.9 million of undiscounted commitments related to operating real estate leases that were signed but not yet commenced. These leases are expected to commence in 2023 and 2024 with lease terms of 13 to 15 years.

The Company subleases a portion of its office and lab space to certain of its equity method investees, which are considered related parties. These lease agreements generally have lease terms of up to 5 years and may include renewal options. Related party sublease income for the years ended December 31, 2022, 2021 and 2020 were $3.5 million, $1.1 million and $0.4 million reported within other income (expense), net on the consolidated statements of operations and comprehensive loss.

9. Warrant Liabilities

Upon the closing of the SRNG Business Combination, the Company assumed 34,499,925 publicly-traded warrants (“Public Warrants”) and 17,325,000 private placement warrants (the “Private Placement Warrants”) held by the Sponsor. Both the Public Warrants and the Private Placement Warrants were issued in conjunction with the consummation of SRNG’s initial public offering on February 26, 2021. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The warrants will expire five years from the completion of the SRNG Business Combination, or earlier upon redemption or liquidation.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, the aggregate values of the Public Warrants and the Private Placement Warrants was $6.9 million and $4.0 million, respectively, representing warrants outstanding to purchase 35.0 million shares and 16.8 million shares, respectively, of the Company's Class A common stock. The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive loss. See Note 4 for additional information.

10. Supplemental Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the totals shown within the consolidated statements of cash flows is as follows (in thousands):

	2022	2021	2020
Cash and cash equivalents	$1,315,792	$1,550,004	$380,801
Restricted cash included in prepaid expenses and other current assets (1)	8,221	—	—
Restricted cash included in other non-current assets (1)	45,568	42,924	5,076
Total cash, cash equivalents and restricted cash	$1,369,581	$1,592,928	$385,877

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$18,145	$9,739
Prepaid insurance	16,960	9,199
Prepaid inventory	—	144
Notes receivable	—	11,559
Other receivables	1,561	2,198
Security deposits	2,084	—
Restricted cash	8,221	—
Other current assets	487	698
Prepaid expenses and other current assets	$47,458	$33,537

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Finished goods	$6,556	$3,264
Raw materials	1,590	64
Work in process	—	50
Less: Inventory reserve	(3,782)	(16)
Inventory, net	$4,364	$3,362

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Buildings and facilities	$46,019	$12,762
Furniture and fixtures	8,206	4,617
Lab equipment	183,292	113,963
Computer equipment and software	15,219	10,129
Leasehold improvements	125,307	55,033
Construction in progress	23,426	10,278
Land	6,060	—
Vehicles	—	40
Total property, plant, and equipment	407,529	206,822
Less: Accumulated depreciation and amortization	(92,756)	(61,052)
Property, plant, and equipment, net	$314,773	$145,770

As of December 31, 2021, lab equipment recorded under capital leases in accordance with ASC 840, Leases, totaled $4.1 million, with accumulated depreciation of $2.1 million. Upon the adoption of ASC 842 on January 1, 2022, the Company reclassified capital leases as finance lease ROU assets, which are included in other non-current assets on the consolidated balance sheet as of December 31, 2022. Amortization expense associated with assets recorded under capital leases was included with depreciation and amortization expense for the year ended December 31, 2021.

Additionally, upon the adoption of ASC 842, the Company derecognized build-to-suit assets of $12.8 million classified as facilities as of December 31, 2021, with related accumulated amortization of $1.1 million, and build-to-suit assets of $6.1 million classified as construction in progress as of December 31, 2021.

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 totaled $36.9 million, $26.9 million and $12.6 million, respectively.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Restricted cash	$45,568	$42,924
Notes receivable	37,660	—
Finance lease right-of-use assets, net	3,256	—
Other assets	2,241	1,066
Other non-current assets	$88,725	$43,990

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Employee compensation and benefits	$19,441	$6,257
Professional fees	12,178	14,871
Property and equipment	11,624	991
Cost of Biosecurity product revenue accruals	12	4,565
Cost of Biosecurity service revenue accruals	15,401	28,726
Inventory related accruals	1,048	3,538
Lab supplies	3,434	560
External research and development expenses	1,844	11
Contingent consideration liability	6,378	—
Liability classified stock-based compensation	—	26,612
Finance lease liabilities	1,300	747
Operating lease liabilities	28,032	—
Other current liabilities	14,002	6,454
Accrued expenses and other current liabilities	$114,694	$93,332

11. Commitments and Contingencies

Purchase Obligations

On March 31, 2022, the Company entered into a four-year supply agreement with Twist for the purchase of diverse products including synthetic DNA. The agreement is effective as of April 1, 2022 and obligates the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1, $10.0 million; year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million.

Legal Proceedings

From time to time, the Company may in the ordinary course of business be named as a defendant in lawsuits, indemnity claims and other legal proceedings. Except as described below, the Company does not believe any pending litigation to be material, or that the outcome of any such pending litigation, in management’s judgment based on information currently available, would have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters, as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 3:21-cv-08723-VC. The complaint names certain of Zymergen’s former officers and directors as defendants and Zymergen as nominal defendant based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs. Zymergen intends to defend vigorously against such allegations.

On or about February 7, 2023, a complaint was filed by Fortis Advisors LLC, solely in its capacity as Stockholders’ Representative for the holders of convertible promissory notes of Lodo Therapeutics Corporation (“Lodo”), against our subsidiary, Zymergen, in Delaware Superior Court. The complaint purports to allege violations of California securities laws

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

based on Zymergen’s exchange of its common stock for convertible promissory notes issued by Lodo in connection with Zymergen’s May 2021 acquisition of Lodo. The complaint seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

In addition, certain government agencies, including the SEC, have requested information related to Zymergen’s August 3, 2021 disclosure. Zymergen is cooperating fully.

Indemnification Agreements

The Company enters into standard indemnification agreements and has agreements with indemnification clauses in the ordinary course of business. Under such arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, who are generally the Company’s business partners. The terms of these indemnification arrangements are generally perpetual and effective any time after contract execution. The maximum potential liability resulting from these indemnification arrangements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims as a result of such indemnifications and the Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations as of December 31, 2022.

Registration Rights

In connection with the closing of the SRNG Business Combination, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) among the Company, SRNG and certain Old Ginkgo stockholders. Pursuant to the Registration Rights Agreement, the Company will be required to register for resale securities held by the stockholders. The Company will have no obligation to facilitate more than two demands per calendar year for each of the SRNG or the Ginkgo Holders (as defined in the Registration Rights Agreement) that the Company register such stockholders’ securities. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by the Company. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

12. Stockholders' Equity

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of December 31, 2022:
Class A	10,500,000,000	1,448,234,796	1,337,498,554
Class B	4,500,000,000	383,648,604	354,477,410
Class C	800,000,000	200,000,000	200,000,000
	15,800,000,000	2,031,883,400	1,891,975,964
Common stock as of December 31, 2021:
Class A	10,500,000,000	1,326,146,808	1,273,976,963
Class B	4,500,000,000	364,844,007	337,415,189
Class C	800,000,000	—	—
	15,800,000,000	1,690,990,815	1,611,392,152

Shelf Registration Statement

On October 4, 2022, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 (File No. 333-267743), which was declared effective on October 14, 2022. Under the shelf registration, the Company may offer and sell from time to time, in one or more series or issuances and on terms determined at the time of the offering, any combination of its Class A common stock, preferred stock, warrants and/or units up to an aggregate amount of $500 million. As of December 31, 2022, approximately $400 million remain available under the shelf registration.

Underwritten Public Offering

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

On November 15, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter an aggregate of 41,383,877 shares at a public offering price of $2.4164 per share, representing an underwriting discount of 9%. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option exercisable for 30 days to purchase up to an additional 6,207,581 shares of its Class A common stock, which expired unexercised. The shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-267743) and a related prospectus supplement filed with the SEC. The net proceeds to the Company from the offering was approximately $98.9 million, after deducting estimated offering expenses. The Company intends to use the net proceeds of this offering to offset the cash used to finance the acquisition of certain of the assets and liabilities of Bayer and for other general corporate purposes.

Old Ginkgo Convertible Preferred Stock

In May and July of 2020, the Company received gross proceeds of $94.4 million from the issuance of 30,855,065 shares of Series E convertible preferred stock to various investors at a price of $3.06 per share.

Immediately prior to the closing of the SRNG Business Combination on September 16, 2021, all outstanding Series B, C, D, and E convertible preferred stock converted into shares of Old Ginkgo common stock on a one-for-one basis. Upon closing of the SRNG Business Combination, those shares converted into an aggregate 904.7 million shares of Ginkgo's Class A common stock pursuant to the Exchange Ratio established in the Merger Agreement. All fractional shares were rounded down.

Preferred Stock

The Company is authorized to issue 200,000,000 shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors are authorized, without stockholder approval, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2022.

Common Stock

As a result of the SRNG Business Combination, the Company has retroactively restated the shares issued and outstanding prior to September 16, 2021 to give effect to the Exchange Ratio.

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

Conversion

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Generally, shares of Class B common stock will convert automatically into Class A common stock upon the holder ceasing to be an Eligible Holder (i.e., director, employee, trust or legal entity of Ginkgo), unless otherwise determined by affirmative vote of a majority of independent directors of Ginkgo.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Common Stock Reserved for Future Issuances

The Company had the following common stock reserved for future issuance as of the date indicated:

December 31, 2022
Stock options issued and outstanding	12,906,001
Restricted stock units outstanding	134,436,442
Shares available for grant under the 2021 Plan	185,532,349
Shares available for grant under the ESPP	20,000,000
Shares available for grant under the 2022 Inducement Plan	7,161,125
Warrants to purchase Class A common stock	51,824,895
Total common stock reserved for future issuances (1)	411,860,812

(1) Excludes unvested earnout shares which are restricted shares issued to equity holders of Old Ginkgo as part of the SRNG Business Combination (Note 3) and are recorded in equity as shares outstanding upon satisfying the vesting conditions.

13. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$731,996	$926,730	$79
General and administrative	1,198,645	755,835	397
Total	$1,930,641	$1,682,565	$476

2022 Inducement Plan

On October 16, 2022, the Company's Board of Directors adopted the Ginkgo Bioworks Holdings, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”), which is a non-shareholder approved equity incentive plan adopted pursuant to the “inducement exception” provided under NYSE Listed Company Manual Section 303A.08. Pursuant to the terms of the 2022 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards as an inducement material to individuals being hired or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, including in connection with a merger or acquisition. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Company’s 2021 Incentive Award Plan. The Company has reserved 25.0 million shares of the Company’s common stock (which may be shares of Class A common stock or Class B common stock) for issuance under the 2022 Inducement Plan. As of December 31, 2022, 7,161,125 shares are available for future issuance under the 2022 Inducement Plan.

2021 Incentive Award Plans

On September 16, 2021, the 2021 Incentive Award Plan (the “2021 Plan”) became effective. The 2021 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards to employees, consultants and directors of Ginkgo and its subsidiaries.

The aggregate number of shares of common stock available for issuance under the 2021 Plan, which may be issued as Class A common stock and/or Class B common stock, was initially 200,440,957 shares. As of December 31, 2022, 185,532,349 shares are available for future issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase for ten years on January 1 of each year in an amount equal to the lesser of (a) 4.0% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 200 million shares. Shares issued under the 2021 Plan may consist of authorized but unissued shares, shares purchased on the open market or treasury shares.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

The ESPP permits the Company to deliver up to 20 million shares of common stock pursuant to awards issued under the ESPP, which may be Class A common stock and/or Class B common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase each January 1 by an amount equal to the lesser of (a) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that no more than 100 million shares may be issued under the Section 423 Component. Prior to or in connection with issuing any shares of common stock under the ESPP, the ESPP administrator may convert awards covering shares of Class B common stock to Class A common stock. As of December 31, 2022, no awards have been granted under the ESPP.

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

Stock Options

Options outstanding under the 2008 Plan and 2014 Plan are fully vested. Options outstanding under the 2021 Plan consist of awards granted to non-employee directors and are of two types: (i) initial awards granted to newly elected or appointed directors, which vest in three equal annual installments, and (ii) subsequent awards, which vest on the earlier of the first anniversary of the grant date or the day prior to the next annual shareholder meeting. All stock options expire no later than ten years after the grant date. The exercise price of each option under the 2021 Plan is equal to the closing price of the Company’s common stock on the date of grant.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding as of December 31, 2021	22,454,663	$0.05
Granted	922,227	$2.87
Exercised	(12,876,227)	$0.02
Outstanding as of December 31, 2022	10,500,663	$0.34	2.06	$15,902
Exercisable as of December 31, 2022	9,543,914	$0.06	1.31	$15,902

(1) The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the year and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $21.5 million, $91.0 million and $5.3 million, respectively. The weighted-average fair value of options granted during the years ended December 31, 2022 and 2021 was $1.92 and $8.97 per share, respectively, and was calculated using the following assumptions. No options were granted during 2020.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	3.13%	0.11%
Dividend yield	0%	0%
Expected volatility	76.9%	88.6%
Expected term	5.6 years	0.96 years

As of December 31, 2022, there was $1.2 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 1.4 years.

Restricted Stock and Restricted Stock Units

RSAs granted under the 2014 Plan are subject to a service-based vesting condition and generally vest in equal monthly installments over four years. RSUs granted under the 2014 Plan are subject to two vesting conditions: (i) a service-based vesting condition that is generally met over four years with 25% of the shares vesting on the first anniversary of the grant date with monthly vesting thereafter, and (ii) a performance-based vesting condition that is met through a liquidity event in the form of either a change of control or an initial public offering (“the performance condition”). RSUs granted under the 2021 Plan are subject to a service-based vesting condition only that is generally met over four years with 25% of the shares vesting on the first anniversary of the grant date with monthly vesting thereafter.

Prior to the SRNG Business Combination, no stock-based compensation expense had been recognized related to RSUs granted under the 2014 Plan as the performance condition was not probable of being met and the SRNG Business Combination did not meet the definition of a liquidity event as defined in the 2014 Plan. As a result of the SRNG Business Combination, on November 17, 2021 (“Modification Date”) the Board of Directors modified the vesting terms of RSUs granted under the 2014 Plan to allow 10% of the RSUs that met the service condition as of the closing of the SRNG Business Combination (the “10% RSUs”) to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. In addition, on November 17, 2021 the Board of Directors modified the vesting terms of the remaining RSUs granted under the 2014 Plan such that they will vest in full with respect to the performance condition on or before March 15, 2022 (the original service-based vesting condition is still applicable). As a result of these modifications, the performance condition for all RSUs granted under the 2014 Plan became probable of being met during the fourth quarter of 2021. As the performance condition was not probable of being met prior to the modification, the RSU awards were remeasured using the price of $13.59 per share as of the Modification Date pursuant ASC 718 and the Company recorded a cumulative-catch up adjustment to reflect the change in the probability assessment. The modification resulted in approximately $1,492.2 million of incremental stock-based compensation expense recognized in the fourth quarter of 2021 based on the Modification Date fair value. The Company cash settled the 10% RSUs for a total cash payment of $76.5 million equal to the fair value of the stock on the Form S-8 effective date. Subsequent to the

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

modification, compensation expense for the modified RSUs is recognized using an accelerated attribution method over the requisite service period for each employee award. The Company recognized $1,678.4 million of compensation expense related to the modified RSUs in the year ended December 31, 2022.

In September 2021, the Board of Directors modified the terms of RSUs granted to non-employee directors by adding a cash settlement feature to the awards which allowed the non-employee directors to elect to settle in cash up to 50% of their RSUs that were vested with respect to the service condition on or prior to December 31, 2021 (the “50% RSUs”). The director RSUs were subject to the same performance condition as all other RSUs granted under the 2014 Plan. In the fourth quarter of 2021, all directors elected to cash settle the 50% RSUs. As a result, the 50% RSUs are classified as liability awards and the liability is measured at fair value at the reporting date. The aggregate fair value of the liability classified awards was $26.6 million as of December 31, 2021 which is included in accrued expenses and other current liabilities on the consolidated balance sheet. In the first quarter of 2022, the Company cash settled the 50% RSUs, or approximately 3.2 million RSUs, for a total cash payment of $9.8 million.

A summary of the RSU and RSA activity for the year ended December 31, 2022 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	168,321,952	$13.58	182,622	$1.99
Granted	111,541,317	$3.19	—
Vested	(136,182,791)	$13.10	(178,531)	$1.99
Forfeited	(9,244,036)	$7.79	—
Nonvested as of December 31, 2022	134,436,442	$5.84	4,091	$1.99

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $3.19, $13.53 and $2.68, respectively. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2021 of $13.53 per share represents the weighted average of the Modification Date fair value and any post modification grant date fair values. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2020 of $2.68 per share is no longer relevant for expense recognition due to the modification in the fourth quarter of 2021. No RSAs were granted during 2022, 2021, and 2020.

The aggregate fair value of the RSUs that vested during the years ended December 31, 2022 and 2021 was $1,783.8 million and $1,149.5 million, respectively. No RSUs vested during 2020 as the performance condition was not probable of being met. The aggregate fair value of the RSAs that vested during the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.5 million and $0.5 million, respectively.

As of December 31, 2022, there was $462.2 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 3.2 years and less than $0.1 million of unrecognized compensation expense related to RSAs to be recognized over a weighted-average period of 0.2 years.

Earnouts

As described in Note 3, the holders of Rollover Equity Awards outstanding immediately prior to the effective time of the SRNG Business Combination received a proportional amount of the Earnout Consideration, which is divided into four equal tranches subject to vesting during the five years after the Closing Date (the “Earnout Period”). The earnout shares in respect of the Rollover Equity Awards are subject to the same terms and conditions as the underlying Rollover Equity Awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares in respect of the Rollover Equity Awards are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days during the Earnout Period (collectively, the “Earnout Targets”). To the extent that the Earnout Targets are not achieved during the Earnout Period, the portion of the Earnout Consideration that remains subject to vesting and forfeiture at the end of the Earnout Period will be forfeited to Ginkgo for no consideration and cancelled.

As described above, the earnout shares related to Old Ginkgo RSUs (“Earnout RSUs”) are subject to the same performance condition as the underlying RSUs. As a result of the November 2021 modification to the RSUs described above, the performance condition became probable of being met in the fourth quarter of 2021. The modification resulted in

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

approximately $173.5 million of incremental stock-based compensation expense recognized in the fourth quarter of 2021 related to the Earnout RSUs based on the Modification Date fair value. The first earnout target of $12.50 per share was met on November 15, 2021 and the earnout shares related to the first tranche of the Earnout Consideration for which the service condition had also been met became vested and were settled, less shares withheld to cover tax withholding obligations. The Company recognized $193.3 million of compensation expense related to the modified Earnout RSUs in the year ended December 31, 2022.

The grant date fair value of Earnout RSUs was estimated on the Closing Date and remeasured on the Modification Date using a Monte Carlo simulation model with the following assumptions:

Year Ended
December 31, 2021
Risk-free interest rate	0.84% - 1.21%
Expected volatility	53.1% - 81%
Expected term (in years)	4.83 - 5
Dividend yield	—

A summary of activity during the year ended December 31, 2022 for the Earnout RSUs and the earnout shares underlying Old Ginkgo RSAs ("Earnout RSAs") is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	27,863,125	$12.87
Vested	(3,899,088)	$13.33
Forfeited	(444,075)	$12.92
Nonvested as of December 31, 2022	23,519,962	$12.79

The aggregate fair value of the Earnout RSUs and Earnout RSAs that vested during the year ended December 31, 2022 was $52.0 million.

As of December 31, 2022, there was $21.2 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 2.0 years.

14. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of total Foundry revenue by industry:

	Year Ended December 31,
	2022	2021	2020
Consumer and technology	45%	36%	12%
Pharma and Biotech	22%	8%	2%
Industrial and environment	12%	16%	29%
Food and nutrition	9%	25%	35%
Agriculture	8%	8%	13%
Government and Defense	4%	7%	9%
Total Foundry revenue	100%	100%	100%

The Company’s revenue is derived from customers located primarily in the United States. For the years ended December 31, 2022, 2021, and 2020, the Company’s revenue from customers within the United States comprised 88%, 86% and 88%, respectively, of total revenue.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company did not have any contract assets as of December 31, 2022 and 2021.

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

During the year ended December 31, 2022, the Company recognized $45.6 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $28.8 million of revenue that was included in the contract liabilities balance of $128.5 million as of December 31, 2020.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2022 and 2021 was $123.5 million and $21.1 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice and for contracts with a term of one year or less. As of December 31, 2022, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2023 to 2025. When a milestone subject to the variable consideration constraint is achieved, the Company updates its estimate of the transaction price to include the milestone payment and records a cumulative catch-up in revenue. During the years ended December 31, 2022 and 2021, the Company recorded $10.0 million and $6.4 million, respectively, of cumulative catch-up in revenue primarily due to recognition of previously constrained variable consideration related to milestones. The cumulative catch-up adjustment in 2020 was not material.

15. Segment Information

Prior to 2022, the Company operated as a single reportable segment. In the first quarter of 2022, the Company reorganized its operations into two operating and reportable segments: Foundry and Biosecurity. The reorganization reflects changes made to the Company's internal management structure and how the Company's chief operating decision makers (“CODMs”) evaluate operating results and make decisions on how to allocate resources. All prior-period comparative segment information was recast to reflect the current reportable segments in accordance with ASC 280, Segment Reporting. The Company's reportable segments are described as follows:

•
Foundry consists of research and development services performed under collaboration and license agreements relating to the Company’s cell programming platform. The Company’s cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with the Company’s Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Foundry segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Foundry revenue, which we may also refer to as cell engineering revenue, is derived from Foundry usage fees and downstream value share in the form of milestone payments, royalties or equity interests.
•
Biosecurity consists of COVID-19 testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and testing and reporting services fees.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Foundry	$143,666	$112,989	$59,221
Biosecurity	334,040	200,848	17,436
Total revenue	477,706	313,837	76,657
Segment cost of revenue:
Biosecurity	204,216	129,690	15,611
Segment research and development expense:
Foundry	273,356	160,634	84,755
Biosecurity	1,937	31,035	62,219
Total segment research and development expense	275,293	191,669	146,974
Segment general and administrative expense:
Foundry	168,586	74,407	32,698
Biosecurity	56,353	31,039	4,813
Total segment general and administrative expense	224,939	105,446	37,511
Segment operating income (loss):
Foundry	(298,276)	(122,052)	(58,232)
Biosecurity	71,534	9,084	(65,207)
Total segment operating loss	(226,742)	(112,968)	(123,439)
Operating expenses not allocated to segments:
Stock-based compensation (1)	1,940,920	1,687,607	476
Depreciation and amortization	42,552	28,185	13,112
Change in fair value of contingent consideration liability	(1,262)	(293)	—
Loss from operations	$(2,208,952)	$(1,828,467)	$(137,027)

(1) Includes $10.3 million and $5.0 million in employer payroll taxes for the years ended December 31, 2022 and 2021. Employer payroll taxes for the year ended December 31, 2020 were not material.

16. Significant Collaboration Transactions

BiomEdit, LLC

In April 2022, the Company, along with one of its investors and third-party investors, including Elanco Animal Health Inc. (“Elanco”), launched BiomEdit, LLC (“BiomEdit”), a microbiome innovation company that intends to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the field of animal health. Concurrently with the launch, the Company entered into (i) an Intellectual Property Contribution Agreement (“BiomEdit IP Agreement”) that granted BiomEdit a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“BiomEdit TDA”) that establishes the terms under which the Company will provide technical research and development services, and (iii) a Common Unit Issuance Agreement (“BiomEdit CUIA”) which compensates the Company for its intellectual property contribution. Contemporaneous with these agreements, BiomEdit entered into a Series A Preferred Unit Purchase Agreement under which it sold 6,662,500 Series A preferred units to one of the Company’s investors and a third-party investor, for aggregate proceeds of approximately $32.5 million. After the initial closing, BiomEdit may issue up to an additional 1,537,500 Series A preferred units (the “Additional Units”) to one or more purchasers reasonably acceptable to the existing holders of Series A preferred units.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Under the BiomEdit IP Agreement, the Company licensed certain intellectual property to BiomEdit for use in the development or production of BiomEdit’s products that the parties will subsequently agree to research and develop under technical development plans (“TDP”). The license rights provide BiomEdit with the ability to commercialize the specified products from the corresponding TDP under the BiomEdit TDA. In return for the license to the intellectual property, BiomEdit issued the Company 3,900,000 common units upon execution of the BiomEdit CUIA. In the event BiomEdit does not sell all of the Additional Units, up to 731,250 common units held by Ginkgo will be forfeited. Under the BiomEdit TDA, the parties jointly agree on TDPs, through equal representation on a joint steering committee, under which the Company will perform agreed-upon research and development services in return for consideration on a fixed fee or cost-plus basis for all services provided.

Accounting Analysis

The common unit investment in BiomEdit is considered an equity method investment as a result of the Company’s ability to exercise significant influence over BiomEdit’s financial and operating policies through its ownership of common units. The initial carrying value of the equity method investment in BiomEdit is the fair value of the nonforfeitable common units of $8.9 million received in exchange for the BiomEdit IP Agreement which, as discussed below, is being accounted for as non-cash consideration under ASC 606. The Company determined that the 731,250 common units held by Ginkgo subject to forfeiture are considered variable consideration that is fully constrained at contract inception until the contingencies related to the issuance of the additional shares are resolved. The fair value of BiomEdit’s common units was determined at inception of the agreements using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which was contemporaneous with the BiomEdit IP Agreement.

The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $8.5 million loss on its equity method investment in BiomEdit during the year ended December 31, 2022. As of December 31, 2022, the carrying value of the equity method investment in BiomEdit was $0.4 million.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, the Company had a deferred revenue balance of $8.1 million with BiomEdit. During the year ended December 31, 2022, the Company recognized revenue of $1.0 million from services provided to BiomEdit.

Arcaea, LLC

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

Under the Arcaea IP Agreement, the Company licensed certain intellectual property to Arcaea for use in the development or production of Arcaea’s products that the parties will subsequently agree to research and develop under TDPs. The license rights provide Arcaea with the ability to commercialize the specified products from the corresponding TDP under the Arcaea TDA. In return for the license to the intellectual property, Arcaea has agreed to issue the Company up to 9,000,000 common units in accordance with certain terms and conditions set forth within the agreements. The Company received 1,755,000 common units upon execution of the Arcaea CUIA and an additional 5,229,900 common units upon subsequent closings of the Series A preferred unit financing in 2021 (as discussed above). No additional common units are expected to be issued to the Company.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

The Company’s performance obligations under the contract consist of ten material rights to future technical research and development services and commercial licenses under individual TDPs that the Company expects to execute under the Arcaea TDA. The material rights represent an advance payment for the license rights, which will be granted upon the execution of future TDPs. As there is no additional payment for these license rights when future TDPs are executed, the Company has determined that there is a material right associated with each of the contemplated additional TDPs under the Arcaea TDA. The Company has allocated approximately $1.2 million of the upfront non-cash consideration to each of the ten material rights based on the estimated standalone selling price of the performance obligations. During the year ended December 31, 2021, the additional $35.5 million of non-cash consideration, which represents previously constrained variable consideration, was allocated to each of the ten performance obligations under the arrangement with Arcaea of $3.6 million each consistent with the initial relative selling price allocation. Unexercised material rights are recorded as non-current deferred revenue until such time as the parties execute a TDP conveying a commercial license.

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

As of December 31, 2022 and 2021, the Company had a deferred revenue balance of $38.3 million and $47.4 million, respectively, with Arcaea. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $13.5 and $3.7 million, respectively, from services provided to Arcaea.

Allonnia, LLC

Summary of Arrangement

In December 2019, the Company entered into (i) an Intellectual Property Contribution Agreement (“Allonnia IP Agreement”) that granted Allonnia a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“Allonnia TDA”) that establishes the terms under which the Company is providing technical development services, and (iii) a Common Unit Issuance Agreement which provides for the issuance of common units of Allonnia to the Company in exchange for the license rights granted under the Allonnia IP Agreement. Contemporaneous with these agreements, Allonnia entered into a Series A Preferred Unit Purchase Agreement under which Allonnia sold 2,970,000 Series A Preferred Units to certain of the Company’s investors, as well as a third-party investor, for aggregate proceeds of approximately $33.0 million. Allonnia also agreed to issue an additional 630,000 Series A Preferred Units to a strategic partner as compensation for the delivery of future services to Allonnia. The Series A Preferred Unit Purchase Agreement also provided for the sale and issuance of up to an additional 5,400,000 Series A Preferred Units subsequent to the initial closing. In 2020, Allonnia issued

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

an additional 1,844,911 Series A Preferred Units, 1,664,911 of which were sold for aggregate proceeds of $18.5 million and 180,000 of which were issued in exchange for the rights to certain intellectual property which will vest based on the achievement of milestones associated with the development of the intellectual property received. In 2021, Allonnia issued an additional 22,500 Series A Preferred Units for aggregate proceeds of $0.2 million and closed their Series A Preferred Unit financing.

Under the Allonnia IP Agreement, the Company licensed intellectual property to Allonnia for use in the development or production of its products that the parties will subsequently agree to develop under TDPs. The license rights provide Allonnia with the ability to commercialize the specified products from the corresponding strain or enzyme, which can only be developed by the Company under the Allonnia TDA. The Company received 3,600,000 common units as consideration for the license upon execution of the Allonnia IP Agreement and an additional 1,867,411 common units during the year ended December 31, 2021 in connection with the closing of the Series A preferred unit financing.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2022 and 2021, the Company had a deferred revenue balance of $35.9 million and $38.0 million, respectively, with Allonnia. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $4.3 million, $5.1 million and $5.0 million, respectively, from services provided to Allonnia.

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

Accounting Analysis

The investment in Motif common stock is considered an equity method investment as a result of the Company’s ability to exercise significant influence over the financial and operating policies through its common stock ownership. The initial carrying value of the equity method investment in Motif is the fair value of the common stock received in exchange for the Motif IP Agreement of $65.1 million which, as discussed below, is being accounted for as non-cash consideration under ASC 606. As Motif’s Series A preferred stockholders receive a liquidation preference prior to common stock, the Company concluded that this represents a substantive profit-sharing arrangement. Accordingly, the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a loss on equity method investment of $65.1 million from inception through December 31, 2018 which reduced the carrying value to zero. The loss allocated to the Company primarily relates to Motif’s accounting for the non-cash consideration related to the Motif IP Agreement as in-process research and development, which resulted in the full value of Company’s intellectual property

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

contribution being expensed in the period ended December 31, 2018, at which time the carrying value of the equity method investment in Motif had been reduced to zero. There is no commitment for the Company to provide further financial support to Motif and therefore the carrying value of the equity method investment will not be reduced below zero. As a result, no loss was recognized during the years ended December 31, 2022, 2021 and 2020 on the equity method investment.

The overall arrangement with Motif is a vendor-customer relationship and is within the scope of ASC 606 as the provision of development services and corresponding license rights are considered a part of the Company’s ordinary activities. The licenses contemplated under the Motif IP Agreement are contingent upon a TDP being agreed to by the parties under the Motif TDA and only relate to strains that are developed under a TDP. While the TDPs require approval by the parties, the parties initially estimated that ten TDPs would be negotiated under the arrangement.

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

As of December 31, 2022 and 2021, the Company had a deferred revenue balance of $52.0 million and $52.2 million, respectively, with Motif. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $1.9 million, $20.2 million and $20.8 million, respectively, from services provided to Motif.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

Accounting Analysis

The Company concluded the preferred stock investment was not in-substance common stock and therefore did not qualify for accounting as an equity method investment. Rather, the Company concluded the preferred stock investment should be accounted for as an equity security as it represents an ownership interest in Genomatica that is not mandatorily redeemable nor does the Company have the unilateral right to redeem the preferred stock. Genomatica’s preferred stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the Genomatica preferred stock under the measurement alternative for equity investments that do not have a readily determinable fair value, which in this case is at historical cost. As of December 31, 2022 and 2021, the cost of the investment in Genomatica preferred stock was $44.9 million and $55.0 million, respectively, and is included in investments on the consolidated balance sheet.

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

The Genomatica FSA represents a modification to the Genomatica Collaboration that resulted in a change in transaction price from milestones to a cost-plus fixed margin structure. The Genomatica FSA did not result in the addition of any distinct promised goods or services, and the Company’s remaining obligation post-modification was to finish the partially satisfied development work that had commenced under the Genomatica Collaboration. This performance obligation was satisfied during the year ended December 31, 2019 and the parties have entered into subsequent TDPs under the Genomatica FSA.

As of December 31, 2022 and 2021, the Company had a deferred revenue balance of $6.3 million and $17.1 million, respectively, with Genomatica. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $10.9 million, $12.9 million and $9.4 million, respectively, from services provided to Genomatica.

Joyn Bio, LLC

Summary of Arrangement

In September 2017, the Company and certain other investors formed Cooksonia for the purposes of holding the Company’s investment in Joyn. Concurrently, Cooksonia entered into a commitment agreement with Bayer CropScience LP (“Bayer”) to form Joyn. The purpose of Joyn was to research, develop, discover, and commercialize engineered microbes for use in agriculture. The initial program used advanced techniques in biology to study and engineer naturally occurring soil microbes and their nitrogen-fixing genes to enable crops to produce their own fixed nitrogen and reduce the nitrogen fertilizer required.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Company contributed $5.0 million in cash and certain intellectual property to Cooksonia in exchange for a 70% equity interest in Cooksonia (“Class A Units”). Cooksonia received $20.0 million in cash from another investor, who is a related party of the Company, for a 20% equity interest in Cooksonia (“Class B Units”). Cooksonia also received certain intellectual property from Genomatica and issued Genomatica a 10% equity interest in Cooksonia (“Cooksonia Class C Units”) and paid Genomatica $5.0 million in cash. Subsequently, Cooksonia contributed $20.0 million and all intellectual property received from the Company and Genomatica in exchange for a 50% equity interest in Joyn. Bayer contributed $20.0 million in cash funding plus specified intellectual property. In addition, Bayer committed to contribute up to an additional $60.0 million to be paid subject to certain funding procedures. In return, Bayer obtained a 50% equity interest in Joyn. The agreements may be terminated by mutual agreement, following a change in control, and for breach.

Joyn was governed by a Board of Managers (“Joyn Board”) comprised of equal representation of the Company and Bayer. The Joyn Board had all the rights, powers, obligations, and authority to manage the business and affairs of Joyn.

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

Accounting Analysis

From inception, the Company’s investment in Cooksonia has represented a controlling financial interest, resulting in consolidation of Cooksonia within the Company’s consolidated financial statements (see Note 6). The initial cash and in-kind contributions the Company made to Cooksonia have been recorded at carrying value as the transaction was with entities under common control. All assets of Cooksonia after the initial investments, net of the amounts paid to Genomatica, were contributed to Joyn for a 50% equity interest in Joyn. The initial carrying value of the Company’s equity interest in Cooksonia was $13.1 million, comprised of the initial $5.0 million cash investment and an $8.1 million adjustment for Cooksonia’s claim on net assets in accordance with ASC 810, Consolidation, recognized to reflect a certain investor’s liquidation preference in a termination event that represents a substantive profit-sharing agreement. The initial carrying value of the non-controlling interest was comprised of cash and intellectual property contributions from the other investors of $29.7 million, less the $8.1 million adjustment for the non-controlling interest holders’ claim on the net assets of Cooksonia.

Cooksonia accounted for its 50% equity interest in Joyn as an equity method investment based on the size of its equity interest and its influence on the board of directors. The equity method investment in Joyn was recorded at an initial carrying value of $97.9 million, which was the fair value of Cooksonia’s interest in Joyn. The fair value was determined by management with the assistance of a third-party valuation specialist. The option pricing model used a back-solve methodology to determine the total equity value based on the pricing of the Class B Units which were exchanged for cash. The license of intellectual property to Joyn has been accounted for under ASC 606 as described below. Upon liquidation, the net assets of Joyn are not distributed in accordance with each party’s respective ownership interest. Depending on the circumstances or type of liquidation event, Bayer or Cooksonia may receive certain preference payments or priority in the assets that are distributed. These preferences represent a substantive profit-sharing arrangement and, accordingly, Cooksonia recognized earnings and losses on its equity method investment using the HLBV method. Refer to Note 6 for additional details on Cooksonia's investment in Joyn.

The Company accounted separately under ASC 606 for Cooksonia’s contribution of its intellectual property and the services performed by the Company under technical project plans governed by the Joyn FSA. The Company accounted for the intellectual property sale and the technical services separately as the two agreements were not negotiated with a single commercial objective, the consideration under each agreement was not interdependent, and the intellectual property contribution from Cooksonia was separate and distinct from the research and development services performed under the Joyn FSA.

The Company considers the granting of licenses to the Company’s intellectual property as part of its ordinary business activities, and therefore Cooksonia’s contribution of intellectual property to Joyn represented a contract with a customer. The intellectual property contained multiple licenses for which control transferred at inception and all revenue associated with the licenses was recognized during the year ended December 31, 2017.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Joyn FSA functioned as a master services agreement that provided a framework for the research and development services relationship between the Company and Joyn. The Joyn FSA did not create a contract under ASC 606 as it did not identify goods or services to be performed nor did it define consideration under the contract. Upon the execution of a technical project plan under the Joyn FSA, the arrangement qualified as a contract under ASC 606.

The Company accounted for each technical project separately. Each technical project plan provided for distinct services in the context of the contract, was separately negotiated with Joyn, focused on different specified strains with separate scopes of work, and had its own budget. The sole performance obligation under each individual technical project plan consisted of the research and development services as the requisite licenses were transferred prior to the execution of the technical project plans. The transaction price for each technical project plan was determined at plan inception based on the consideration that the Company negotiated in exchange for the services to be provided. The Company’s performance under each technical project plan created or enhanced assets under Joyn’s control. Joyn received the benefits of the output of the research and development services which allowed Joyn to make strategic business decisions on the direction of each product candidate. Therefore, the Company satisfied the respective performance obligations and recognized revenue over time.

On October 17, 2022, Bayer and Ginkgo entered into the JV Termination Agreement, which initiated the dissolution of Joyn (see Note 3). Upon dissolution, the Company's deferred revenue balance with Joyn was applied to Bayer’s Technical Development Agreement with the Company.

As of December 31, 2022 and 2021, the Company had a deferred revenue balance of $0 and $4.6 million, respectively, with Joyn, representing the remaining balance of the prepaid services. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $2.9 million, $5.3 million and $7.3 million, respectively, from services provided to Joyn for which the balance was applied against deferred revenue.

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

Synlogic, Inc.

Summary of Arrangement

In June 2019, the Company entered into several agreements with Synlogic, a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. The Company entered into a Subscription Agreement with Synlogic whereby it purchased 6,340,771 shares of common stock at $9.00 per share for a total purchase price of $57.1 million, which represented a 19.9% equity interest in Synlogic. The Company also entered into a Warrant Agreement whereby it received the right to purchase 2,548,117 shares of common stock of Synlogic at an exercise price of $9.00 per share. The Company made a non-refundable prepayment related to the exercise price of the

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

warrant equal to $8.99 per share for a total payment of $22.9 million. The warrant is only exercisable to the extent the Company’s interest in Synlogic does not exceed 19.99%. The Company also entered into a Foundry Services Agreement (“Synlogic FSA”) whereby Synlogic provided $30.0 million in cash as a non-refundable prepayment for Foundry services. The prepaid Foundry services can be utilized for development of collaboration strains. Services performed under the services agreement will be applied to the prepaid amount based on the contractual rates included in the contract, based on costs incurred plus a fixed margin. Work will be performed under the Synlogic FSA pursuant to TDPs. Each TDP will pursue the development of a specific collaboration strain and/or production protocol. The Synlogic FSA will terminate upon the earlier of the exhaustion of the prepayment amount in full or the fifth anniversary of the effective date of the agreement and may be extended in certain circumstances.

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

At inception, the common stock investment in Synlogic was considered an equity method investment as the Company did not have a controlling financial interest in Synlogic but did have the ability to influence the financial and operating policies through its ownership of common stock. The Company elected to apply the fair value option to account for the equity method investment as the fair value of Synlogic’s common stock is objectively determinable based on quoted market prices in an active market for the identical securities. At inception, the fair value of the equity method investment in Synlogic was recorded at $35.8 million as a component of equity method investments on the consolidated balance sheet. Beginning with the third quarter of 2021, due to a decrease in the level of ownership, the investment no longer qualifies for the equity method and was reclassified from equity method investments to investments on the consolidated balance sheet, and from loss on equity method investments to (loss) gain on investments on the consolidated statements of operations and comprehensive loss for all periods presented. However, the Company continues to apply the fair value option to account for its investments in Synlogic. The Company has also elected to apply the fair value option to account for the warrant to purchase Synlogic common stock, which at inception was recorded at $14.4 million as a component of investments on the consolidated balance sheet. See Note 4 for additional information related to the fair value measurements of Synlogic common stock and the Synlogic warrants and Note 5 for additional information related to the net gains and losses recognized during the periods presented related to these securities.

The Company concluded that the TDPs represent contracts with a customer and will be accounted for under ASC 606. At inception, Synlogic prepaid $30.0 million for services under the Synlogic FSA. The prepaid services were reduced by $29.8 million, which represents the excess of the aggregate $80.0 million the Company paid to purchase Synlogic’s common stock and warrant over the respective fair values of those instruments. This resulted in a deferred revenue balance of $0.2 million at inception, which is being recognized over the period in which the Company will provide services to Synlogic. The Company recognized nominal amounts of revenue during each of the years ended December 31, 2022, 2021 and 2020 from services provided to Synlogic. As of December 31, 2022 and 2021, the Company had a deferred revenue balance of less than $0.1 million with Synlogic.
17. Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees. Under the retirement plan, employees make voluntary contributions and the Company makes a 5% non-elective contribution for all employees based on compensation, subject to Internal Revenue Service contribution limits. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $6.1 million, $3.7 million and $2.2 million, respectively, to the retirement plan.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

18. Income Taxes

For the years ended December 31, 2022, 2021 and 2020, the loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(2,118,095)	$(1,837,497)	$(124,834)
Foreign	(3,304)	(625)	—
Total	$(2,121,399)	$(1,838,122)	$(124,834)

For the years ended December 31, 2022, 2021 and 2020, the Company incurred the following income tax (benefit) expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
State	$271	$1	$26
Foreign	159	—	—
Total current	430	1	26
Deferred:
Federal	(10,500)	(413)	581
State	(3,943)	(912)	1,282
Foreign	(1,014)	(156)	—
Total deferred	(15,457)	(1,481)	1,863
Income tax (benefit) expense	$(15,027)	$(1,480)	$1,889

A reconciliation of income tax (benefit) expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax	—	4.5%	4.5%
Change in valuation allowance	0.8%	(23.9)%	(31.3)%
Stock-based compensation	(16.7)%	(0.2)%	—
Executive compensation	(5.3)%	(2.0)%	—
Tax credits	0.6%	0.9%	4.8%
Other	0.3%	(0.2)%	(0.5)%
Effective tax rate	0.7%	0.1%	(1.5)%

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$434,020	$174,127
Tax credit carryforwards	74,336	37,455
Capitalized research and development costs	162,601	—
Accrued expenses	1,330	2,690
Deferred revenue	46,798	45,928
Stock-based compensation	124,126	318,049
Amortizable intangibles	6,010	3,834
Lease liabilities	113,665	—
Tenant allowance	—	2,927
Other	863	—
Deferred tax assets before valuation allowance	963,749	585,010
Valuation allowance	(833,086)	(583,107)
Deferred tax assets, net of valuation allowance	130,663	1,903
Deferred tax liabilities:
Amortizable intangibles	(23,583)	(4,722)
Property, plant, and equipment	(13,405)	(830)
Lease right-of-use assets	(103,357)	—
Basis differences	—	(1,522)
Deferred tax liabilities	(140,345)	(7,074)
Net deferred taxes	$(9,682)	$(5,171)

Activity in the deferred tax assets valuation allowance is summarized as follows (in thousands):

	Beginning of Period	Additions	End of Period
Deferred tax assets valuation allowance:
Year ended December 31, 2022	$583,107	$249,979	$833,086
Year ended December 31, 2021	$143,827	$439,280	$583,107

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and has concluded that it is more likely than not that it will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021 that are not expected to be realized. The Company reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased on a net basis by approximately $250.0 million during the year ended December 31, 2022 primarily due to an increase in the deferred tax asset related to capitalized research and development costs, as required by the Tax Cuts and Jobs Act of 2017, and the increase in the net operating losses and tax credits carryforwards.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $1,838.0 million, of which $139.2 million begin to expire in 2029 and $1,698.8 million can be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $734.1 million, of which $661.9 million begin to expire in 2030 and $72.2 million can be carried forward indefinitely. As of December 31, 2022, the Company had foreign net operating losses of approximately $1.4 million, of which $0.5 million begin to expire in 2030 and $0.9 million can be carried forward indefinitely.

As of December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $30.3 million which begin to expire in 2029. As of December 31, 2022, the Company also had state research and development and investment tax credit carryforwards of approximately $55.7 million which begin to expire in 2030.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

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

We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. On August 9, 2022, the U.S. government enacted the Creating Helpful Incentives to Produce Semiconductors (“CHIPS Act”), which includes an advanced manufacturing investment tax credit and tax incentives related to semiconductor manufacturing, among other provisions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a new corporate alternative minimum tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The CAMT is effective for tax years beginning after December 31, 2022, while the excise tax applies to repurchases of stock after December 31, 2022. The effective dates of the energy-related incentives vary. The Company evaluated the impacts of the CHIPS Act and the IRA and concluded that they do not have a material impact on the Company’s consolidated financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local, and foreign taxing authorities, where applicable. There are currently no tax examinations in progress. As of December 31, 2022, with few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2013. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2022 and 2021, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.

19. Net Loss per Share

As a result of the SRNG Business Combination, the Company has retroactively restated the weighted average shares outstanding prior to September 16, 2021 to give effect to the Exchange Ratio.

The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

liquidation. The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders, basic	$(2,104,929)	$(1,830,047)	$(126,609)
Change in fair value of warrant liabilities	—	58,615	—
Change in fair value of contingent consideration common shares liability	3,143	—	—
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders, diluted	$(2,108,072)	$(1,888,662)	$(126,609)
Denominator
Weighted average common shares outstanding, basic	1,679,061,465	1,359,848,803	1,274,766,915
Effect of dilutive securities:
Warrants	—	524,540	—
Contingent consideration common shares	777,384	—	—
Weighted average common shares outstanding, diluted	1,679,838,849	1,360,373,343	1,274,766,915
Basic net loss per share	$(1.25)	$(1.35)	$(0.10)
Diluted net loss per share	$(1.25)	$(1.39)	$(0.10)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2022	2021	2020
Warrants to purchase Class A common stock	51,824,895	—	1,020,187
Outstanding stock options	12,710,709	25,228,853	33,354,871
Unvested RSUs	134,436,442	168,321,952	124,932,207
Unvested RSAs	4,091	182,622	419,049
Ginkgo and Sponsor earnout shares (1)	156,780,675	160,995,237	—
	355,756,812	354,728,664	159,726,314

(1) Represents earnout shares for which the vesting conditions have not been satisfied.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

20. Related Parties

Related party transactions included in the consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of December 31,
	2022	2021
Accounts receivable:
Joyn	$—	$5
Motif	—	3,020
Allonnia	140	849
Arcaea	335	724
Verb	361	—
Ayana	403	—
BiomEdit	288	—
Other equity investees	31	—
	$1,558	$4,598
Deferred revenue, current and non-current:
Joyn	$—	$4,608
Motif	52,018	52,171
Genomatica	6,250	17,111
Allonnia	35,876	38,016
Arcaea	38,334	47,356
BiomEdit	8,144	—
Other equity investees	875	1,559
	$141,497	$160,821

Related party transactions included in the consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foundry revenue:
Joyn	$2,896	$5,254	$7,273
Motif	1,937	20,224	20,798
Genomatica	10,861	12,868	9,431
Allonnia	4,332	5,126	4,960
Arcaea	13,490	3,676	—
Verb	2,359	—	—
Ayana	1,266	—	—
BiomEdit	1,016	—	—
Other equity investees	656	13	73
	$38,813	$47,161	$42,535

Beginning in April 2022, the Company purchased a series of convertible promissory notes from its then equity method investee, Joyn, in the aggregate principal amount of $10.0 million for the purpose of financing Joyn's working capital needs. Each convertible promissory note was unsecured, had a maturity date of March 31, 2023 and an interest rate of 4.5% per annum. The notes were automatically convertible into equity at a 20% discount upon a qualifying equity financing. Additionally, the Company could elect to convert the notes into equity at a 20% discount upon a non-qualifying equity financing, at maturity, or elect to be repaid in cash upon a change in control or initial public offering. The Company evaluated the notes’ conversion and redemption features for embedded derivatives and determined that there is no embedded derivative to record. The Company also determined that the convertible notes are not in-substance common stock and therefore are not considered an additional investment in the equity method investee. During the year ended December 31, 2022, the carrying amount of the notes was reduced by $5.3 million, which represented the excess loss on the equity method investment in Joyn over the carrying value of the investment, which has been reduced to zero during the period. The outstanding balance of the notes receivable was effectively settled as part of the business combination transaction with Bayer and Joyn described in Note 3 and was included as part of the consideration paid for the business combination.

Ginkgo Bioworks Holdings, Inc.

Notes to Consolidated Financial Statements

Refer to Note 5 and 16 for additional details on the Company’s investments and equity method investments held in its related parties.

21. Subsequent Events

On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of closing, the Company’s wholly-owned subsidiary Zymergen had a total cash balance of approximately $74 million held in deposit accounts at SVB, of which approximately $10 million is held as collateral for letters of credit under certain lease agreements. The Company does not maintain any other material accounts or lines of credit with SVB. The cash balance with SVB at the time of closing represents approximately 6% of the Company’s cash and cash equivalents as of December 31, 2022. The Company is currently evaluating the potential impact of SVB’s failure on its customers, vendors, investees and other third parties. To the extent that these counterparties are adversely affected, the Company may experience difficulty collecting accounts and notes receivable, loss of revenues, impairments to non-marketable equity securities and SAFEs, and a decrease in the fair value of investments and notes receivable. At this time, an estimate of the financial effect, if any, of SVB’s closure on the Company’s financial position, results of operations and cash flows cannot be made. The Company is continually monitoring developments related to the recovery of its uninsured funds at SVB as well as the potential impacts of SVB’s closure on the Company’s counterparties.