Form 10-Q
period 2023-03-31
Ginkgo Bioworks Holdings, Inc.
filed 2023-05-10
CIK 1830214

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 1,585,286,502 shares of Class A common stock, 380,212,951 shares of Class B common stock and 120,000,000 shares of non-voting Class C common stock outstanding.

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
•
the success of Ginkgo’s programs, including the growth of Ginkgo’s wastewater monitoring and bioinformatic support services, the growing efficiency and cost advantage of Cell Engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration; and
•
other factors detailed under the section entitled “Risk Factors.”

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

i

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
•
We currently own and may in the future own equity interests in other operating companies, including certain of our customers, and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Consequently, we have exposure to the volatility and liquidity risks inherent in holding their equity and overall operational and financial performance of these businesses.
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
•
We are or could become involved in securities or shareholder litigation and other related matters, which could be expensive and time-consuming. Such litigation and related matters could harm our business.

ii

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
•
Demand for our COVID-19 individual and pooled sample tests has significantly diminished, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023, and this could materially adversely affect our business. Further, we may be subject to tort liability if the COVID-19 tests we utilize in our testing programs provide inaccurate results.
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
•
We identified material weaknesses in our internal controls over financial reporting any may identify additional material weaknesses in the future. A failure to maintain an effective system of internal control over financial reporting may result in a failure to accurately report our financial results or prevent fraud, which could harm our business and the trading price of our common stock.
•
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•
Failure to comply with federal, state, local and international laws and regulations could lead to substantial penalties and adversely affect our business, our financial condition and results of operations.
•
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,206,086	$1,315,792
Accounts receivable, net	83,257	80,907
Accounts receivable - related parties	1,584	1,558
Inventory, net	2,509	4,364
Prepaid expenses and other current assets	33,870	47,458
Total current assets	1,327,306	1,450,079
Property, plant, and equipment, net	313,973	314,773
Operating lease right-of-use assets	388,270	400,762
Investments	121,750	112,188
Equity method investments	1,187	1,543
Intangible assets, net	108,736	111,041
Goodwill	58,725	60,210
Other non-current assets	97,262	88,725
Total assets	$2,417,209	$2,539,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,571	$10,451
Deferred revenue (includes $6,473 and $10,309 from related parties)	47,518	47,817
Accrued expenses and other current liabilities	122,615	114,694
Total current liabilities	191,704	172,962
Non-current liabilities:
Deferred revenue, net of current portion (includes $132,799 and $131,188 from related parties)	174,815	174,767
Operating lease liabilities, non-current	404,098	413,256
Warrant liabilities	9,664	10,868
Other non-current liabilities	29,342	31,191
Total liabilities	809,623	803,044
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 5)	194	190
Additional paid-in capital	6,211,634	6,136,378
Accumulated deficit	(4,602,628)	(4,397,659)
Accumulated other comprehensive loss	(1,614)	(2,632)
Total stockholders’ equity	1,607,586	1,736,277
Total liabilities and stockholders’ equity	$2,417,209	$2,539,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022 (as adjusted)*
Cell Engineering revenue (1)	$34,096	$21,488
Biosecurity revenue:
Product	11,666	13,947
Service	34,940	132,970
Total revenue	80,702	168,405
Costs and operating expenses:
Cost of Biosecurity product revenue	4,541	8,095
Cost of Biosecurity service revenue	17,834	77,337
Research and development	162,639	323,576
General and administrative	111,433	434,768
Total operating expenses	296,447	843,776
Loss from operations	(215,745)	(675,371)
Other income (expense):
Interest income, net	14,545	177
Loss on equity method investments	(1,449)	(20,887)
(Loss) gain on investments	(6,370)	450
Change in fair value of warrant liabilities	1,204	85,035
Gain on deconsolidation of subsidiaries	—	15,900
Other income, net	2,928	1,919
Total other income, net	10,858	82,594
Loss before income taxes	(204,887)	(592,777)
Income tax expense (benefit)	82	(184)
Net loss	(204,969)	(592,593)
Loss attributable to non-controlling interest	—	(2,088)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(204,969)	$(590,505)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders:
Basic	$(0.11)	$(0.37)
Diluted	$(0.11)	$(0.37)
Weighted average common shares outstanding:
Basic	1,914,963	1,607,500
Diluted	1,916,637	1,607,500
Comprehensive loss:
Net loss	$(204,969)	$(592,593)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,018	(640)
Total other comprehensive income (loss)	1,018	(640)
Comprehensive loss	$(203,951)	$(593,233)

* As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”). See Note 1 for a summary of the adjustments.

(1) Includes related party revenue of $4,703 and $13,528 for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	1,611,392	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Adoption of ASC 842	—	—	—	5,195	—	—	5,195
Issuance of common stock upon exercise or vesting of equity awards	10,958	1	75	—	—	—	76
Tax withholdings related to net share settlement of equity awards	(296)	—	(981)	—	—	—	(981)
Deconsolidation of subsidiary	—	—	—	—	—	(28,783)	(28,783)
Stock-based compensation expense	—	—	667,480	—	—	2,110	669,590
Foreign currency translation	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	(590,505)	—	(2,088)	(592,593)
Balance as of March 31, 2022 (as adjusted)*	1,622,054	$162	$4,471,418	$(2,883,235)	$(2,355)	$33,253	$1,619,243

Balance as of December 31, 2022	1,891,976	$190	$6,136,378	$(4,397,659)	$(2,632)	$—	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	41,904	4	12	—	—	—	16
Settlement of contingent consideration - restricted stock	—	—	2,262	—	—	—	2,262
Stock-based compensation expense	—	—	72,982	—	—	—	72,982
Foreign currency translation	—	—	—	—	1,018	—	1,018
Net loss	—	—	—	(204,969)	—	—	(204,969)
Balance as of March 31, 2023	1,933,880	$194	$6,211,634	$(4,602,628)	$(1,614)	$—	$1,607,586

* As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022 (as adjusted)*
Cash flows from operating activities:
Net loss	$(204,969)	$(592,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,958	8,940
Stock-based compensation	72,986	652,821
Loss on equity method investments	1,449	20,887
Loss (gain) on investments	6,370	(450)
Change in fair value of warrant liabilities	(1,204)	(85,035)
Change in fair value of contingent consideration liability	5,177	1,513
Gain on deconsolidation of subsidiaries (Note 4)	—	(15,900)
Non-cash lease expense	8,039	3,808
Other non-cash activity	1,121	3
Changes in operating assets and liabilities:
Accounts receivable (($26) and $784 from related parties)	(526)	(34,928)
Prepaid expenses and other current assets	5,587	126
Inventory	1,855	(5,335)
Operating lease right-of-use assets	2,665	—
Other non-current assets	(2,036)	2,212
Accounts payable	9,679	26,250
Accrued expenses and other current liabilities	9,401	9,973
Deferred revenue, current and non-current (($2,226), and ($9,702) from related parties)	(17,233)	11,444
Operating lease liabilities, current and non-current	(8,521)	(2,653)
Other non-current liabilities	617	(20,981)
Net cash used in operating activities	(90,585)	(19,898)
Cash flows from investing activities:
Purchases of property and equipment	(19,441)	(3,580)
Proceeds from sale of equipment	617	58
Prepayment for marketable equity securities	—	(3,691)
Deconsolidation of subsidiaries - cash	—	(28,772)
Other	(590)	—
Net cash used in investing activities	(19,414)	(35,985)
Cash flows from financing activities:
Proceeds from exercise of stock options	12	75
Taxes paid related to net share settlement of equity awards	—	(981)
Principal payments on finance leases	(322)	(286)
Payment of equity issuance costs	(578)	—
Net cash used in financing activities	(888)	(1,192)
Effect of foreign exchange rates on cash and cash equivalents	(26)	(8)
Net decrease in cash, cash equivalents and restricted cash	(110,913)	(57,083)

Cash and cash equivalents, beginning of period	1,315,792	1,550,004
Restricted cash, beginning of period	53,789	42,924
Cash, cash equivalents and restricted cash, beginning of period	1,369,581	1,592,928

Cash and cash equivalents, end of period	1,206,086	1,492,971
Restricted cash, end of period	52,582	42,874
Cash, cash equivalents and restricted cash, end of period	$1,258,668	$1,535,845

Supplemental disclosure of non-cash investing and financing activities:
ROU Asset obtained in exchange for new operating lease liabilities upon adoption of ASC 842	$—	$147,744
ROU Asset obtained in exchange for new finance lease liabilities upon adoption of ASC 842	$—	$3,397
ROU Asset obtained in exchange for new operating lease liabilities	$—	$8,028
ROU Asset obtained in exchange for new finance lease liabilities	$—	$506
Purchases of property and equipment included in accounts payable and accrued expenses	$8,247	$5,017
Convertible financial instruments received for Cell Engineering services	$4,478	$4,189
Equity securities and warrants received for Cell Engineering services	$12,493	$543
Settlement of contingent consideration - restricted stock	$2,262	$—

* As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.

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

With a mission to make biology easier to engineer, the Company has recognized the need to invest in biosecurity as a key component of its platform. The Company’s biosecurity and public health unit, Concentric by Ginkgo, is building a global infrastructure for biosecurity to empower governments, communities, and public health leaders to prevent, detect and respond to a wide variety of biological threats.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed footnote disclosures which would normally be included with annual financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the Company's 2022 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Significant Accounting Policies

There have been no new or material changes to the Company’s significant accounting policies during the three months ended March 31, 2023 as compared to the significant accounting policies described in Note 2 to the Company's 2022 consolidated financial statements included in the 2022 Annual Report on Form 10-K.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Retrospective Application of a Change in Accounting Principle

The Company adopted Accounting Standards Update No. 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification Topic 840, Leases (“ASC 840”), effective January 1, 2022. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was adopted in connection with the preparation of the Company’s annual consolidated financial statements as of and for the twelve months ended December 31, 2022. As such, the comparative information for the three months ended March 31, 2022 has been adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022.

Select line items from the condensed consolidated statement of operations and comprehensive loss reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Adjusted
Costs and operating expenses:
Research and development	$322,720	$856	$323,576
Total operating expenses	842,920	856	843,776
Loss from operations	(674,515)	(856)	(675,371)
Other income (expense):
Interest expense, net	(397)	574	177
Other income (expense), net	1,637	282	1,919
Total other income (expense), net	81,738	856	82,594

Select line items from the condensed consolidated statements of stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Adjusted
Accumulated deficit	$(2,888,430)	$5,195	$(2,883,235)
Total stockholders' equity	1,614,048	5,195	1,619,243

Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$9,488	$(548)	$8,940
Amortization of finance lease right-of-use assets	—	483	483
Non-cash lease expense	—	3,808	3,808
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	700	(574)	126
Operating lease liabilities, current and non-current	—	(2,653)	(2,653)
Deferred rent, non-current	516	(516)	—
Cash flows from financing activities:
Principal payments on finance leases	—	(286)	(286)
Principal payments on capital leases and lease financing obligation	(286)	286	—

Recently Issued Accounting Pronouncements

There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed in Note 2 to the Company's 2022 consolidated financial statements included in the 2022 Annual Report on Form 10-K.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of March 31, 2023
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,119,236	$1,119,236	$—	$—
Synlogic, Inc. warrants (1)	Investments	1,611	—	1,611	—
Marketable equity securities (2)	Investments	21,481	17,832	3,649	—
Loan receivable	Prepaid expenses and other current assets	358	—	—	358
Notes receivable	Other non-current assets	37,735	—	30,000	7,735
Total assets		$1,180,421	$1,137,068	$35,260	$8,093
Liabilities:
Public Warrants	Warrant liabilities	$6,209	$6,209	$—	$—
Private Placement Warrants (3)	Warrant liabilities	3,455	—	98	3,357
Contingent consideration	Accrued expenses and other current liabilities	12,869	—	—	12,869
Contingent consideration	Other non-current liabilities	15,917	—	—	15,917
Total liabilities		$38,450	$6,209	$98	$32,143

		As of December 31, 2022
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,089,026	$1,089,026	$—	$—
Synlogic, Inc. warrants (1)	Investments	1,937	—	1,937	—
Marketable equity securities (2)	Investments	25,714	21,312	4,402	—
Notes receivable	Other non-current assets	37,660	—	30,000	7,660
Total assets		$1,154,337	$1,110,338	$36,339	$7,660
Liabilities:
Public Warrants	Warrant liabilities	$6,900	$6,900	$—	$—
Private Placement Warrants (3)	Warrant liabilities	3,968	—	108	3,860
Contingent consideration	Accrued expenses and other current liabilities	6,378	—	—	6,378
Contingent consideration	Other non-current liabilities	18,095	—	—	18,095
Total liabilities		$35,341	$6,900	$108	$28,333

(1) The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.

(2) Marketable equity securities classified as Level 2 reflect a discount for lack of marketability due to regulatory sales restrictions.

(3) The fair value of Private Placement Warrants classified as Level 2 is equivalent to that of Public Warrants as the transfer of Private Placement Warrants to anyone other than the initial purchasers or any of their permitted transferees results in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Notes Receivable

The Company has elected the fair value option under ASC 825, Financial Instruments, to account for its notes receivable. Notes receivable accounted for under the fair value option are marked to market as of each balance sheet date with changes in fair value recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023 and December 31, 2022, notes receivable measured at fair value on a recurring basis primarily consisted of a $30.0 million senior secured note (“Senior Secured Note”) purchased from Bolt Threads, Inc. and a series of convertible promissory notes issued by customers as payment for Cell Engineering services.

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

The Company used a scenario-based method to value the series of convertible promissory notes from customers. Under the scenario-based method, future cash flows are evaluated under a qualified financing, maturity and dissolution scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement were scenario probabilities of 15% to 55%, a discount rate of 12.5% to 14% and estimated time to event date of one to two years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of March 31, 2023, the convertible promissory notes had an unpaid principal balance of $9.2 million and a fair value of $7.2 million. As of December 31, 2022, the convertible promissory notes had an unpaid principal balance of $7.0 million and a fair value of $7.1 million.

The following table provides a reconciliation of notes and loans receivable measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2023	2022
Balance at January 1	$7,660	$11,559
Additions	1,998	—
Change in fair value	(1,565)	584
Balance at March 31	$8,093	$12,143

Warrant Liabilities

In connection with the Company's merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, the Company assumed 34.5 million publicly-traded warrants (“Public Warrants”) and 17.3 million private placement warrants (the “Private Placement Warrants”) previously issued in connection with SRNG’s initial public offering. The fair value of the Public Warrants is based on the observable quoted price of such warrants on the New York Stock Exchange. The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the valuation of the Private Placement Warrants is expected stock-price volatility. The Company estimated the volatility of its Private Placement Warrants using a Monte-Carlo simulation of the redeemable Public Warrants that assumes optimal exercise of the Company's redemption option at the earliest possible date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement date:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.33	$1.69
Volatility	83.0%	71.5%
Term (in years)	3.46	3.71
Risk-free interest rate	3.87%	4.11%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2023	2022
Balance at January 1	$3,860	$58,558
Change in fair value	(503)	(38,115)
Balance at March 31	$3,357	$20,443

Contingent Consideration

In connection with the acquisition of FGen AG (“FGen”) in April 2022, the Company is required to make contingent earnout payments up to $20.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs.

In connection with the acquisition of Dutch DNA Biotech B.V. (“Dutch DNA”) in July 2021, the Company is required to make contingent earnout payments up to a maximum of $20.0 million payable upon the achievement of certain technical and commercial milestones by Dutch DNA pursuant to a Technical Development Agreement executed between the Company and Dutch DNA prior to the close of the acquisition.

In connection with the acquisition of Circularis Biotechnologies, Inc., (“Circularis”) in October 2022, the Company is required to make contingent earnout payments up to a maximum of $40.0 million payable primarily upon the achievement of certain clinical trial milestones over a five-year period.

In connection with the acquisition of Altar SAS (“Altar”) in October 2022, the Company is required to make contingent earnout payments up to $2.5 million upon the successful transfer of the Altar technology to Ginkgo's sites in the U.S.

The Company also issued restricted stock related to acquisitions that is subject to vesting conditions and is classified as contingent consideration liability. The fair value of contingent consideration related to restricted stock was estimated using the quoted price of Ginkgo's Class A common stock, an estimate of the number of shares expected to vest, probability of vesting, and a discount rate. The fair value of contingent consideration related to earnout payments from acquisitions was estimated using unobservable (Level 3) inputs as illustrated in the table below. Material increases or decreases in these inputs could result in a higher or lower fair value measurement. Changes in the fair value of contingent consideration are recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2023, the Company settled $2.3 million in contingent consideration liability related to restricted stock that was contingent on the filing of a registration statement to register the shares issued as purchase consideration for acquisitions. Of that amount, $1.4 million related to the Circularis asset acquisition was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable until the filing of the registration statement.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			March 31, 2023	December 31, 2022
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen, Dutch DNA, Circularis and Altar acquisitions)	Probability-weighted present value	Probability of payment	1% - 95%	2% - 100%
		Discount rate	16.0% - 17.8%	12.2% - 13.1%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2025 - 2028	2025 - 2028
		Discount rate	11.5%	12.0%

The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2023	2022
Balance at January 1	$24,473	$8,467
Change in fair value	5,177	1,513
Settlements and payments	(864)	—
Balance at March 31	$28,786	$9,980

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis. These assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

During the first quarter of 2023, the Company received $11.0 million in Simple Agreement for Future Equity (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs at contract inception, which resulted in a total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.

During the three months ended March 31, 2023, the Company recorded a $1.8 million impairment charge related to a SAFE to reduce its carrying amount to its estimated fair value. The fair value measurement as of March 31, 2023 was determined using the scenario-based method, whereby dissolution scenarios with partial recovery and no recovery were probability weighted 15% and 85%, respectively, and discounted to present value using a discount rate of 14%.
3. Investments and Equity Method Investments

The Company partners with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb”), BiomEdit, LLC (“BiomEdit”) and Ayana Bio, LLC (“Ayana”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Legacy Structured Partnerships”) with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.

The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other (expense) income in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. There were

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

no impairments recorded or adjustments from observable price changes during the three months ended March 31, 2023 and 2022 related to non-marketable equity securities.

The Company also holds investments in early-stage synthetic biology product companies via SAFEs. The Company enters into SAFE agreements in conjunction with a revenue contract with a customer under which the Company grants the customer a prepaid Cell Engineering services credit equal to the principal amount of the SAFE (the “Purchase Amount”), which may be used and drawn down as payment for the Company’s research and development services. The SAFEs will automatically convert into shares of preferred stock equal to the Purchase Amount divided by the discount price, which is calculated as the price per share sold in a qualified equity financing multiplied by a discount rate. The SAFEs also provide the Company with the right to future equity of the entity in a liquidation scenario or the cash-out amount in liquidation and dissolution scenarios or at the election of the SAFE issuer prior to an agreed outside date. The Company initially records SAFEs at fair value (see Note 2) and adjusts the carrying amount of the instrument at each reporting period for any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar instrument of the same issuer. During the three months ended March 31, 2023, the Company recorded a $1.8 million impairment charge related to SAFEs, included as a component of (loss) gain on investments in the condensed consolidated statements of operations and comprehensive loss. There was no impairment recorded during the three months ended March 31, 2022 and no adjustments from observable price changes during any of the periods presented.

Investments and equity method investments consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Investments:
Genomatica, Inc. preferred stock	$44,885	$44,885
Synlogic, Inc. common stock	4,007	4,819
Synlogic, Inc. warrants	1,611	1,937
Marketable equity securities	17,474	20,895
Non-marketable equity securities	28,944	17,544
SAFEs	24,829	22,108
Total	$121,750	$112,188
Equity method investments (1):
BiomEdit, LLC	$—	$369
Other	1,187	1,174
Total	$1,187	$1,543

(1) Equity method investments in Platform Ventures with a carrying value of zero as of March 31, 2023 and December 31, 2022 were excluded from the table.

(Losses) gains on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
(Loss) gain on investments:
Synlogic, Inc. common stock	$(812)	$(127)
Synlogic, Inc. warrants	(326)	(51)
Marketable equity securities	(3,421)	628
SAFEs	(1,811)	—
Total	$(6,370)	$450
Loss on equity method investments:
Joyn Bio, LLC	$—	$(4,987)
Verb Biotics, LLC	—	(15,900)
BiomEdit, LLC	(1,462)	—
Other	13	—
Total	$(1,449)	$(20,887)

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Variable Interest Entities

Consolidated Variable Interest Entity

The Company has consolidated Cooksonia, LLC (“Cooksonia”), a variable interest entity (“VIE”) formed by the Company and certain other investors for the purposes of holding the Company’s investment in the Joyn Bio, LLC (“Joyn”) joint venture, prior to the joint venture's termination in the fourth quarter of 2022. The Company concluded that it held a variable interest in and was the primary beneficiary of Cooksonia as it controlled the most significant activities of Cooksonia by controlling 100% of the board of directors of Cooksonia and held a controlling financial interest in Cooksonia.

Unconsolidated Variable Interest Entities

During the three months ended March 31, 2022, the Company deconsolidated Verb following the hiring of a new chief executive officer of Verb who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to Verb's Joint Steering Committee and board of directors. As a result, the Company no longer had substantive control of the board of directors or the Joint Steering Committee. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb as it no longer controlled the most significant activities of the entity. As a result of this change in the primary beneficiary determination, the Company deconsolidated the entity and recorded a gain on deconsolidation of $15.9 million in the condensed consolidated statement of operations and comprehensive loss equal to the fair value of the retained interest as of the deconsolidation date. The fair value of the retained interest was determined using the option pricing method. The option pricing method used a Black-Scholes methodology to infer the total equity value based on the pricing of the Series A preferred unit financing given the proximity of the deconsolidation event to the financing.

As of March 31, 2023 and December 31, 2022, the Company has concluded that its investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (collectively, the “Unconsolidated VIEs”) represent variable interests and that these entities are VIEs. Although the Company may have board representation and is involved in the ongoing development activities of the entities via its participation on the JSC, the Company has concluded that it is not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) the Company does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.

Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of March 31, 2023 and December 31, 2022, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investments in such entities.

Refer to Note 3 for additional details on the Company’s investments and equity method investments.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Supplemental Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$1,206,086	$1,492,971
Restricted cash included in prepaid expenses and other current assets (1)	8,149	2,197
Restricted cash included in other non-current assets (1)	44,433	40,677
Total cash, cash equivalents and restricted cash	$1,258,668	$1,535,845

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Finished goods	$5,296	$6,556
Raw materials	2,259	1,590
Less: Inventory reserve	(5,046)	(3,782)
Inventory, net	$2,509	$4,364

Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Buildings and facilities	$46,505	$46,019
Furniture and fixtures	8,355	8,206
Lab equipment	194,242	183,292
Computer equipment and software	15,097	15,219
Leasehold improvements	130,590	125,307
Construction in progress	20,384	23,426
Land	6,060	6,060
Total property, plant, and equipment	421,233	407,529
Less: Accumulated depreciation and amortization	(107,260)	(92,756)
Property, plant, and equipment, net	$313,973	$314,773

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of March 31, 2023:
Class A	10,500,000	1,572,669	1,458,237
Class B	4,500,000	380,387	355,643
Class C	800,000	120,000	120,000
	15,800,000	2,073,056	1,933,880
Common stock as of December 31, 2022:
Class A	10,500,000	1,448,234	1,337,499
Class B	4,500,000	383,649	354,477
Class C	800,000	200,000	200,000
	15,800,000	2,031,883	1,891,976

Changes in the number of shares of Class C common stock issued and outstanding represent an exchange of Class C common stock for the same number of shares of Class A common stock pursuant to a stockholder exchange agreement.

Refer to Note 8, Stock-Based Compensation, for shares of common stock issued in relation to the Company’s equity incentive plans.

6. Goodwill and Intangible Assets, net

All goodwill is allocated to the Cell Engineering reporting unit and segment identified in Note 10. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$60,210
Impact of foreign currency translation	488
Measurement period adjustments	(1,973)
Balance as of March 31, 2023	$58,725

During the three months ended March 31, 2023, the Company recognized a measurement period adjustment related to the Zymergen, Inc. acquisition, which resulted in a decrease to goodwill of $2.2 million, an increase to accounts receivable of $1.8 million, and a decrease to accrued expenses and other current liabilities of $0.4 million. The adjustment was a result of updated information about

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

facts and circumstances that existed at the acquisition date regarding the collectability of an acquired accounts receivable and accrued expenses under a collaboration agreement. Additionally, $0.2 million was added to goodwill related to the Altar SAS acquisition.

Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
March 31, 2023:
Developed technology	$117,862	$(12,954)	$104,908	9.1
Database	3,700	(239)	3,461	6.5
Customer relationships	380	(119)	261	1.4
Assembled workforce	190	(84)	106	0.8
Total intangible assets	$122,132	$(13,396)	$108,736
December 31, 2022:
Developed technology	$115,824	$(8,825)	$106,999	9.4
Database	3,700	(107)	3,593	6.8
Customer relationships	380	(71)	309	1.6
Assembled workforce	190	(50)	140	1.0
Total intangible assets	$120,094	$(9,053)	$111,041

(1) Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.

Amortization expense was $4.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2023	$11,858
2024	15,611
2025	15,487
2026	15,487
2027	12,412
Thereafter	37,881
Total	$108,736

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

On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters as defendants and seeks

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

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

On or about February 7, 2023, a complaint was filed by Fortis Advisors LLC, solely in its capacity as Stockholders’ Representative for the holders of convertible promissory notes of Lodo Therapeutics Corporation (“Lodo”), against the Company's subsidiary, Zymergen, in Delaware Superior Court. The complaint purports to allege violations of California securities laws based on Zymergen’s exchange of its common stock for convertible promissory notes issued by Lodo in connection with Zymergen’s May 2021 acquisition of Lodo. The complaint seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

In addition, certain government agencies, including the SEC, have requested information related to Zymergen’s August 3, 2021 disclosure. Zymergen is cooperating fully.

8. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$46,500	$261,008
General and administrative	26,486	391,813
Total	$72,986	$652,821

The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2023, there were approximately 192.1 million shares and 7.5 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2022	10,501	$0.34
Exercised	(1,123)	$0.01
Outstanding as of March 31, 2023	9,378	$0.38	2.00	$10,997
Exercisable as of March 31, 2023	8,422	$0.07	1.18	$10,997

(1) The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $1.5 million and $15.3 million, respectively.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2023, there was $0.8 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 1.4 years.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2022, the Company cash settled approximately 3.2 million RSUs granted to non-employee directors for a total cash payment of $9.8 million.

A summary of the RSU and restricted stock award (“RSA”) activity for the three months ended March 31, 2023 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	134,436	$5.84	4	$1.99
Granted	78,416	$1.32	—	$—
Vested	(11,823)	$7.90	(4)	$1.99
Forfeited	(3,921)	$6.09	—	$—
Nonvested as of March 31, 2023	197,108	$3.91	—	$—

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $1.32 and $4.05, respectively. No RSAs were granted during the three months ended March 31, 2023 and 2022.

The aggregate fair value of the RSUs that vested during the three months ended March 31, 2023 and 2022 was $93.3 million and $101.5 million, respectively.

As of March 31, 2023, there was $484.2 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 3.3 years.

Earnouts

Earnout shares represent equity awards in the form of RSUs and RSAs that were granted to existing shareholders of the Company as of the closing date of the Company's merger with SRNG on September 16, 2021. The earnout shares are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days during the earnout period (collectively, the “Earnout Targets”). The first Earnout Target of $12.50 per share was met on November 15, 2021.

A summary of activity during the three months ended March 31, 2023 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	23,520	$12.79
Vested	(157)	$13.34
Forfeited	(167)	$11.96
Nonvested as of March 31, 2023	23,196	$12.79

The aggregate fair value of the earnout shares that vested during the three months ended March 31, 2023 and 2022 was $2.1 million and $3.0 million, respectively.

As of March 31, 2023, there was $14.6 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 1.8 years.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended March 31,
	2023	2022
Pharma and biotech	30%	17%
Agriculture	27%	5%
Food and nutrition	16%	9%
Industrial and environment	12%	33%
Consumer and technology	10%	31%
Government and defense	5%	5%
Total Cell Engineering revenue	100%	100%

For the three months ended March 31, 2023 and 2022, the Company’s revenue from customers within the United States comprised 84% and 98%, respectively, of total revenue.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of March 31, 2023 and December 31, 2022.

Contract liabilities, or deferred revenue, primarily consist of payments received in advance of performance under the contract or when the Company has an unconditional right to consideration under the terms of the contract before it transfers goods or services to the customer. The Company’s collaborative arrangements with its investees and related parties typically include upfront payments consisting of cash or non-cash consideration for future research and development services and non-cash consideration in the form of convertible financial instruments and equity securities for licenses that will be transferred in the future. The Company records the upfront cash payments and fair value of the convertible financial instruments and equity securities as deferred revenue.

The Company also invoices customers based on contractual billing schedules, which results in the recording of deferred revenue to the extent payment is received prior to the Company’s performance of the related services. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract.

During the three months ended March 31, 2023, the Company recognized $24.4 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $13.1 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2023 and December 31, 2022 was $135.6 million and $123.5 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice, and for contracts with a term of one year or less. As of March 31, 2023, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2023 to 2026.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Segment Information

The Company has identified two operating and reportable segments: Cell Engineering and Biosecurity. The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022 (as adjusted)*
Revenue:
Cell Engineering	$34,096	$21,488
Biosecurity	46,606	146,917
Total revenue	80,702	168,405
Segment cost of revenue:
Biosecurity	22,375	85,432
Segment research and development expense:
Cell Engineering	98,522	48,411
Biosecurity	567	517
Total segment research and development expense	99,089	48,928
Segment general and administrative expense:
Cell Engineering	61,692	26,693
Biosecurity	13,956	13,235
Total segment general and administrative expense	75,648	39,928
Segment operating (loss) income:
Cell Engineering	(126,118)	(53,616)
Biosecurity	9,708	47,733
Total segment operating loss	(116,410)	(5,883)
Operating expenses not allocated to segments:
Stock-based compensation (1)	75,200	659,035
Depreciation and amortization	18,958	8,940
Change in fair value of contingent consideration liability	5,177	1,513
Loss from operations	$(215,745)	$(675,371)

(1) Includes $2.2 million and $6.2 million in employer payroll taxes for the three months ended March 31, 2023 and 2022, respectively.

* As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 for a summary of the adjustments.

11. Significant Collaboration Transactions

BiomEdit, LLC

In April 2022, the Company, along with one of its investors and third-party investors, including Elanco Animal Health Inc. (“Elanco”), launched BiomEdit, LLC (“BiomEdit”), a microbiome innovation company that intends to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the field of animal health. Concurrently with the launch, the Company entered into (i) an Intellectual Property Contribution Agreement (“BiomEdit IP Agreement”) that granted BiomEdit a license to certain of the Company’s intellectual property, (ii) a Technical Development Agreement (“BiomEdit TDA”) that establishes the terms under which the Company will provide technical research and development services, and (iii) a Common Unit Issuance Agreement (“BiomEdit CUIA”) which compensates the Company for its intellectual property contribution. Contemporaneous with these agreements, BiomEdit entered into a Series A Preferred Unit Purchase Agreement under which it sold 6.7 million Series A preferred units to one of the Company’s investors and a third-party investor, for aggregate proceeds of approximately $32.5 million. After the initial closing, BiomEdit may issue up to an additional 1.5 million Series A preferred units (the “Additional Units”) to one or more purchasers reasonably acceptable to the existing holders of Series A preferred units. In a subsequent closing during the first quarter of 2023, BiomEdit sold 0.8 million Additional Units for aggregate proceeds of $4.0 million and closed its Series A preferred unit financing.

Under the BiomEdit IP Agreement, the Company licensed certain intellectual property to BiomEdit for use in the development or production of BiomEdit’s products that the parties will subsequently agree to research and develop under technical development plans (“TDP”). The license rights provide BiomEdit with the ability to commercialize the specified products from the corresponding TDP under the BiomEdit TDA. In return for the license to the intellectual property, BiomEdit issued the Company 3.9 million common

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

units upon execution of the BiomEdit CUIA, with 0.7 million of those units subject to forfeiture in the event BiomEdit does not sell all of the Additional Units. Under the BiomEdit TDA, the parties jointly agree on TDPs, through equal representation on a joint steering committee, under which the Company will perform agreed-upon research and development services in return for consideration on a fixed fee or cost-plus basis for all services provided.

Accounting Analysis

The common unit investment in BiomEdit is considered an equity method investment as a result of the Company’s ability to exercise significant influence over BiomEdit’s financial and operating policies through its ownership of common units. The initial carrying value of the equity method investment in BiomEdit is the fair value of the nonforfeitable common units of $8.9 million received in exchange for the BiomEdit IP Agreement which, as discussed below, is being accounted for as non-cash consideration under ASC 606. The Company determined that the 0.7 million common units held by Ginkgo subject to forfeiture are considered variable consideration that is fully constrained at contract inception until the contingencies related to the issuance of the additional shares are resolved. Upon the closing of BiomEdit's Series A preferred unit financing in the first quarter of 2023, Ginkgo forfeited 0.3 million common units and retained 0.4 million common units for total consideration of $1.1 million. The fair value of BiomEdit’s common units was determined at inception of the agreements using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which was contemporaneous with the BiomEdit IP Agreement.

The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $1.5 million loss on its equity method investment in BiomEdit during the three months ended March 31, 2023. As of March 31, 2023, the carrying value of the equity method investment in BiomEdit has been reduced to zero. There is no commitment for the Company to provide further financial support to BiomEdit, and therefore the carrying value of the equity method investment will not be reduced below zero.

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

The Company’s performance obligations under the BiomEdit TDA consist of four material rights to future technical research and development services and commercial licenses under individual TDPs that the Company expects to execute. The material rights represent an advance payment for the license rights, which will be granted upon the execution of future TDPs. As there is no additional payment for these license rights when future TDPs are executed, the Company has determined that there is a material right associated with each of the contemplated TDPs under the BiomEdit TDA. The Company has allocated approximately $2.2 million of the upfront non-cash consideration to each of the four material rights based on the estimated standalone selling price of the performance obligations. During the three months ended March 31, 2023, the additional $1.1 million of non-cash consideration, which represents previously constrained variable consideration, was allocated to each of the four performance obligations under the arrangement with BiomEdit of $0.3 million each consistent with the initial relative selling price allocation.

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

For each TDP underlying a material right, the transaction price consists of (i) either a fixed fee or, if a cost-plus arrangement, variable consideration for the most likely amount of estimated consideration to be received and (ii) non-cash consideration allocated to the material rights. As the services performed by the Company under a TDP create or enhance an asset that BiomEdit controls as the asset is created or enhanced, the Company satisfies the performance obligation and recognizes revenue over time. The Company uses an

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

input method that compares total costs incurred relative to total estimated cost to complete to estimate progress under the contract. Any revisions to the estimated total budgeted costs to complete, and the resulting impact on revenue recognition, are reflected in the period of the change through a cumulative catch-up adjustment.

As of March 31, 2023 and December 31, 2022 the Company had a deferred revenue balance of $8.6 million and $8.1 million, respectively, with BiomEdit. During the three months ended March 31, 2023, the Company recognized revenue of $0.9 million from services provided to BiomEdit.

12. Net Loss per Share

The Company computes net loss per share of Class A common stock and Class B common stock using the two-class method required for participating securities. The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation. The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders, basic	$(204,969)	$(590,505)
Change in fair value of contingent consideration common shares liability	611	—
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders, diluted	$(205,580)	$(590,505)
Denominator
Weighted average common shares outstanding, basic	1,914,963	1,607,500
Effect of dilutive securities:
Contingent consideration common shares	1,674	—
Weighted average common shares outstanding, diluted	1,916,637	1,607,500
Basic net loss per share	$(0.11)	$(0.37)
Diluted net loss per share	$(0.11)	$(0.37)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of March 31,
	2023	2022
Warrants to purchase Class A common stock	51,825	51,825
Outstanding stock options	11,588	20,981
Unvested RSUs	197,108	211,541
Unvested RSAs	—	138
Earnout shares (1)	156,457	160,694
	416,978	445,179

(1) Represents earnout shares for which the service-based vesting conditions and/or market conditions have not been met.

13. Related Parties

The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accounts receivable:
Allonnia	$73	$140
Arcaea	76	335
Verb	437	361
Ayana	451	403
BiomEdit	547	288
Other equity investees	—	31
	$1,584	$1,558
Deferred revenue, current and non-current:
Motif	$51,933	$52,018
Genomatica	5,041	6,250
Allonnia	35,853	35,876
Arcaea	37,163	38,334
BiomEdit	8,587	8,144
Other equity investees	694	875
	$139,271	$141,497

Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cell Engineering revenue:
Joyn	$—	$1,182
Motif	—	1,345
Genomatica	1,209	3,358
Allonnia	86	3,221
Arcaea	1,462	3,924
Verb	437	—
Ayana	451	—
BiomEdit	908	—
Other equity investees	150	498
	$4,703	$13,528

Refer to Note 3 for additional details on the Company’s investments and equity method investments held in its related parties.

14. Subsequent Events

On April 5, 2023, the Company entered into an Asset Purchase Agreement with StrideBio, Inc. (“StrideBio”) to acquire StrideBio's adeno-associated virus (“AAV”) capsid discovery and engineering platform assets with a secondary close scheduled upon the transfer of certain additional in-license agreements to Ginkgo. The Company will incorporate these capabilities and intellectual property into its end-to-end AAV gene therapy development platform. The aggregate purchase price consists of (i) base consideration of $4.0 million on the initial closing date; (ii) additional consideration of $7.5 million on the secondary closing date; and (iii) earnout amounts up to $17.5 million. The purchase price will be payable in Ginkgo Class A common stock unless the Company elects to make such payment completely or partially in cash.

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

Ginkgo is the leading platform for cell programming, providing flexible, end-to-end services that solve challenges for organizations across diverse markets, from food and agriculture to pharmaceuticals to industrial and specialty chemicals. Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo, is building a global infrastructure for biosecurity to empower governments, communities, and public health leaders to prevent, detect and respond to a wide variety of biological threats.

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

●
Our Foundry wraps proprietary software and automation around core cell engineering workflows— designing DNA, writing DNA, inserting that DNA into cells, testing cells to measure performance—and leverages data analytics and data science to inform each iteration of design. The software, automation and data analysis pipelines we leverage in the Foundry drive a strong scale economic that we refer to as “Knight's Law.” We expect Foundry output, which we currently measure by daily strain tests, to increase year over year, while the cost per strain test decreases. We expect to be able to pass these savings along to our customers, allowing them to take more “shots on goal” with their programs.
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

During the second half of 2022, Concentric by Ginkgo expanded to offer biomonitoring and bioinformatic support services internationally as well as domestically. We are currently offering biomonitoring and bioinformatic support services domestically through our partnership with the CDC and XpresCheck, and internationally such as through our partnerships with Qatar Airways and Rwanda Biomedical Centre. These expanded offerings were not a material portion of our revenue in 2022, but we expect their relative value to increase in future years.

Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools is diminished, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

We operate in two reportable business segments:

●
Cell Engineering: Consists of research and development services performed under collaboration and license agreements relating to our cell programming platform. Our cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with our Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Cell Engineering segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Cell Engineering revenue is derived from service fees and downstream value share in the form of milestone payments, royalties or equity interests.
●
Biosecurity: Consists of biomonitoring and bioinformatic testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and end-to-end biomonitoring and bioinformatic support services.

Generating Economic Value Through Cell Programs

Our cell programming platform is a key enabling technology and source of intellectual property for our customers’ products. We earn Cell Engineering revenue for our research and development (“R&D”) services as well as through a share of the value of products created using our platform.

We structure Cell Engineering revenue to include some combination of the following:

●
service fees, which may comprise cash and/or non-cash consideration, in the form of:
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

Platform Ventures

Platform Ventures enable Ginkgo to partner with leading multinationals and financial investors to form new ventures in identified market segments with potential to benefit from synthetic biology. In exchange for an equity position in the venture, we contribute license rights to our proprietary cell programming technology and intellectual property, while our partners contribute relevant industry expertise, other resources and venture funding. We also provide R&D services for which we receive cash consideration on a fixed-fee or cost-plus basis. Platform Ventures include:

Motif FoodWorks, Inc.

Founded in 2018, Motif FoodWorks, Inc. (“Motif”) was formed to focus on the application of synthetic biology to reduce the reliance on animal products in the food industry. We entered into an intellectual property contribution agreement that granted Motif rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received shares of common stock in Motif. The initial fair value of our common stock investment in Motif was $65.1 million, which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Motif was capitalized through Series A preferred stock financings that raised approximately $119 million in gross proceeds from an investor group which included certain of our investors, Louis Dreyfus Company and Fonterra Co-operative Group Limited. In June 2021, Motif raised an additional $226 million through a Series B preferred stock financing. Ginkgo also entered into a Technical Development Agreement with Motif under which we provide R&D services in return for cash consideration on a cost-plus fixed margin basis. Motif launched its first product, HEMAMI, in 2021.

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

Arcaea, LLC

Founded in 2021, Arcaea, LLC (“Arcaea”) was formed to focus on the application of synthetic biology in the beauty and personal care products industry. In March 2021, we entered into an intellectual property contribution agreement that granted Arcaea rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received common units in Arcaea with a right to additional units subject to additional closings of Arcaea’s Series A preferred units. The initial fair value of our common units received in Arcaea was $11.9 million which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Arcaea was capitalized through a Series A preferred unit financing that raised approximately $77 million in gross proceeds from an investor group which included certain of our investors, CHANEL and Givaudan. Upon the closing of the Series A preferred unit financing in July 2021, we received an additional 5.2 million common units in Arcaea. The fair value of our Arcaea common units received in July 2021 of $35.5 million has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with Arcaea under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Ayana Bio, LLC

Founded in September 2021, Ayana Bio, LLC (“Ayana”) was formed to identify and design new bioactive compounds for use as complementary medicine to support human health and wellness. Ayana was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9.0 million common units (representing 100% of common units at inception) of Ayana and have also provided Ayana with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the third quarter of 2022, we consolidated Ayana as a variable interest entity. In the third quarter of 2022, we deconsolidated Ayana and began accounting for our retained investment in Ayana as an equity method investment. The initial carrying value of the equity method investment in Ayana was equal to the fair value of our retained interest of $16.0 million as of the deconsolidation date, which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Ginkgo also entered into a Technical Development Agreement with Ayana under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Verb Biotics, LLC

Founded in September 2021, Verb Biotics, LLC (“Verb”) was formed to identify and design new strains of probiotic bacteria with advanced properties for human nutrition, health, and wellness. Verb was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9.0 million common units (representing 100% of common units at inception) of Verb and have also provided Verb with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the first quarter of 2022, we consolidated Verb as a variable interest entity. In the first quarter of 2022, we deconsolidated Verb and began accounting for our retained investment in Verb as an equity method investment. The initial carrying value of the equity method investment in Verb was equal to the fair value of our retained interest of $15.9 million as of the deconsolidation date which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Ginkgo also entered into a Technical Development Agreement with Verb under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

BiomEdit, LLC

Founded in April 2022, BiomEdit, LLC (“BiomEdit”) was formed to discover, design and develop novel probiotics, microbiome derived bioactives and engineered microbial medicines in the animal health industry. BiomEdit was capitalized through a Series A preferred unit financing that raised approximately $32.5 million in gross proceeds from an investor group which included one of our investors. In April 2022, we entered into an intellectual property contribution agreement that granted BiomEdit rights to our intellectual property, subject to mutually agreed upon technical development plans and, in return, we received 3.9 million voting common units in BiomEdit. In addition, Elanco Animal Health also contributed intellectual property in exchange for 3.9 million non-voting common units in BiomEdit. The initial fair value of our common units received in BiomEdit was $8.9 million, subsequently increased by $1.1 million in the first quarter of 2023, all of which has been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with BiomEdit under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Structured Partnerships

Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the first quarter of 2023, we entered into four Startup Structured Partnerships as compared to two in the first quarter of 2022. We received prepayments of service fees in the form of equity securities or convertible financial instruments in the aggregate amount of $15.9 million and $3.2 million during the three months ended March 31, 2023 and 2022, respectively, that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of March 31, 2023, the carrying value of the investment is $44.9 million and reflects the historical cost less an impairment loss recognized in the second quarter of 2022.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of March 31, 2023, the fair value of Synlogic common stock and warrants was $4.0 million and $1.6 million, respectively.

See Notes 3 and 11 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.

Key Business Metrics

A cell program (or “program”) is the work we do for our customers to enable their product(s) of interest. Programs are defined by a technical development plan or objective. We generally exclude proof-of-concept projects and other exploratory work undertaken on a customer’s behalf from the program count. In the near-term, programs typically deliver multi-year revenue from service fees. Over the long-term, program growth drives a physical infrastructure scale economic through our Foundry, a data and learning scale economic through our Codebase and accumulation of downstream value share. Our key business metrics comprise New Programs, Current Active Programs, and Cumulative Programs.

	Three Months Ended March 31,		LTM (1)
	2023	2022	2023
New Programs	13	11	61
Current Active Programs	97	64	121
Cumulative Programs	177	116	177
(1)
Last twelve months ended March 31, 2023

New Programs

New Programs represent the number of unique programs commenced within the reporting period. As new programs typically have multi-year durations, we view this metric as an indication of future Cell Engineering revenue growth.

Current Active Programs

Current Active Programs represent the number of unique programs for which we performed R&D services in the reporting period. We view this metric as an indication of current period and future Cell Engineering revenue.

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

Modification of Equity Awards in Connection with SRNG Business Combination

Prior to our merger with Soaring Eagle Acquisition Corp. on September 16, 2021 (the “SRNG Business Combination”), our restricted stock units (“RSUs”) were granted with both a service-based vesting condition and a performance-based vesting condition. We had historically not recognized any stock-based compensation expense associated with these awards as the achievement of the performance condition required a change in control or an initial public offering (both as defined in the underlying award agreement) that was not deemed probable of occurring. The SRNG Business Combination did not meet the performance condition required for vesting of our RSUs.

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the SRNG Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification and resulted in approximately $42.9 million and $581.8 million of stock-based compensation expense recognized in the three months ended March 31, 2023 and 2022, respectively, related to the modified RSUs. Stock-based compensation expense also included $4.9 million and $68.3 million in the three months ended March 31, 2023 and 2022, respectively, related to RSU earnout shares which were also subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021.

Components of Results of Operations

Revenue

Cell Engineering Revenue

We generate Cell Engineering revenue through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) service fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the periods presented.

Cell Engineering revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 3, 4, 11, and 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cell Engineering revenue also includes transactions with Startup Structured Partnerships where, as part of these transactions, we received upfront non-cash consideration in the form of current equity interests or financial instruments that are convertible into equity upon a triggering event. We grant the customer a prepaid Cell Engineering services credit in exchange for the upfront non-cash consideration, which can be drawn down as payment for R&D services performed under mutually agreed upon development plans.

Downstream value share in the form of equity interest appreciation is not recognized as revenue but is expected to contribute to future cash flows upon liquidation, the amount and timing of which is inherently unpredictable. Equity investees are accounted for as equity method investments, cost method investments or carried at fair value.

Biosecurity Revenue

In the second quarter of 2020, in response to the COVID-19 pandemic, we launched our commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which we generate product and service revenue. Beginning in the first quarter of 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities. We are currently offering pooled testing and reporting services for K-12 schools across the United States, at airports through our partnership with the CDC and XpresCheck, as well as through other congregate settings.

During the second half of 2022, Concentric by Ginkgo expanded to offer biomonitoring and bioinformatic support services internationally as well as domestically. We are currently offering biomonitoring and bioinformatic support services domestically through our partnership with the CDC and XpresCheck, and internationally such as through our partnerships with Qatar Airways and Rwanda Biomedical Centre.

From the above offerings, we generate product revenue through the sale of lateral flow assay (“LFA”) diagnostic test kits, polymerase chain reaction (“PCR”) sample collection kits and pooled test kits, all of which we sell to our customers on a standalone basis. We generate service revenue through the sale of our end-to-end biomonitoring and bioinformatic support services. Each of these service offerings generally consist of multiple promised goods and services including, but not limited to, sample collection, sample storage and transportation, outsourced laboratory analysis, access to results reported through a web-based portal, analytical reporting of results, and overall program management.

Generally, the terms of these agreements provide that we are entitled to compensation: (i) upon delivery of diagnostic test kits for product revenue and (ii) as services are performed for service revenue, which is dependent on the identified performance obligations but generally recognized evenly over-time or when results are reported to the customer.

Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools is diminished, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

Costs and Operating Expenses

Cost of Biosecurity Product Revenue

Cost of Biosecurity product revenue consists of costs associated with the sale of diagnostic and sample collection test kits which includes costs incurred to purchase test kits from third parties.

Cost of Biosecurity Service Revenue

Cost of Biosecurity service revenue consists of costs associated with the provision of our end-to-end COVID-19 testing services, which includes costs incurred to provide sample collection kits, physician authorizations, onsite test administration, outsourced laboratory analysis, access to results reported through our proprietary web-based portal and reporting of results to public health authorities. Cost of Biosecurity service revenue also includes direct labor cost associated with bioinformatics, lab network management, delivery logistics and customer support.

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

Interest Income, Net

Interest income, net primarily consists of interest earned on our cash and cash equivalents.

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

Other Income, Net

Other income, net primarily consists of changes in fair value of our convertible notes accounted for under the fair value option, sublease rent income and loss on disposal of equipment.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table presents the result of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022 (as adjusted)*	Change
Cell Engineering revenue	$34,096	$21,488	$12,608
Biosecurity revenue:
Product	11,666	13,947	(2,281)
Service	34,940	132,970	(98,030)
Total revenue	80,702	168,405	(87,703)
Costs and operating expenses:
Cost of Biosecurity product revenue	4,541	8,095	(3,554)
Cost of Biosecurity service revenue	17,834	77,337	(59,503)
Research and development (1)	162,639	323,576	(160,937)
General and administrative (1)	111,433	434,768	(323,335)
Total operating expenses	296,447	843,776	(547,329)
Loss from operations	(215,745)	(675,371)	459,626
Other income (expense):
Interest income, net	14,545	177	14,368
Loss on equity method investments	(1,449)	(20,887)	19,438
(Loss) gain on investments	(6,370)	450	(6,820)
Change in fair value of warrant liabilities	1,204	85,035	(83,831)
Gain on deconsolidation of subsidiaries	—	15,900	(15,900)
Other income, net	2,928	1,919	1,009
Total other income, net	10,858	82,594	(71,736)
Loss before income taxes	(204,887)	(592,777)	387,890
Income tax expense (benefit)	82	(184)	266
Net loss	(204,969)	(592,593)	387,624
Loss attributable to non-controlling interest	—	(2,088)	2,088
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(204,969)	$(590,505)	$385,536

* As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”). See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

(1) In the first quarter of 2023 and 2022, R&D and G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”). Total stock-based compensation expense, inclusive of employer payroll taxes was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$47,541	$266,340
General and administrative	27,659	392,695
Total	$75,200	$659,035

Cell Engineering Revenue

Cell Engineering revenue increased $12.6 million in the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to progress of Current Active Programs with existing and new customers. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical milestones before contributing in a meaningful way to revenue.

As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration increased from $10.0 million in the first quarter of 2022 to $13.0 million in the first quarter of 2023.

The total number of Current Active Programs increased from 64 to 97 in the three months ended March 31, 2022 and 2023, respectively. In the first quarter of 2023, 13 New Programs commenced compared to 11 New Programs in the comparable prior quarter. Cumulative Programs increased from 116 to 177 in the three months ended March 31, 2022 and 2023, respectively. The number of customers increased from 32 to 60 in the three months ended March 31, 2022 and 2023, respectively. We believe the increase in Current Active Programs is consistent with an overall mix of programs earlier in their life cycle requiring a ramp-up period before contributing in a meaningful way to revenue.

While the majority of Cell Engineering revenue today is made up of service fees, as we increase Cumulative Programs and to the extent our customers successfully commercialize products built on our platform, downstream value share is expected to comprise a larger proportion of Cell Engineering revenue. Downstream value share in the form of equity interest appreciation is not recognized as revenue but is expected to contribute to future cash flows upon liquidation, the amount and timing of which is inherently unpredictable.

Biosecurity Revenue

Biosecurity revenue decreased $100.3 million in the three months ended March 31, 2023 compared to the same period in 2022 and was comprised of a decrease in product revenue of $2.3 million and a decrease in service revenue of $98.0 million.

The amount and components of Biosecurity revenue are dependent on the demand for COVID-19 testing products and services which is uncertain in 2023 and beyond. In particular, the demand for COVID-19 testing in schools has significantly diminished, with further uncertainty particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

Cost of Biosecurity Product and Service Revenue

Cost of Biosecurity product and service revenue decreased $63.1 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven by decreased demand for our COVID-19 testing products and services.

Research and Development Expenses

Research and development expenses decreased $160.9 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $218.8 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), partially offset by increases in personnel-related compensation and benefits expense of $28.7 million, rent and facilities expense of $12.6 million, depreciation and amortization expense of $7.2 million, software and technology expense of $4.4 million, professional fees of $2.6 million and other direct and allocated overhead expenses of $2.4 million. Increases in research and development expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering revenue and the integration of prior year acquisitions.

General and Administrative Expenses

General and administrative expenses decreased $323.3 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $365.0 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), partially offset by increases in personnel-related compensation and benefits expense of $13.0 million, professional fees of $12.7 million primarily for audit and accounting services and consulting costs, rent and facilities expense of $5.9 million, fair value adjustments to contingent consideration liabilities resulting from acquisitions of $3.7 million, depreciation and amortization expense of $2.3 million, and increases of $4.1 million in other operating expenses, including software and technology, travel and entertainment, business taxes, marketing, and other direct and allocated overhead expenses. Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering and Biosecurity revenue and the integration of prior year acquisitions.

Interest Income, Net

Interest income, net increased $14.4 million in the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to higher average cash balances in interest bearing accounts and increases in interest rates on cash held in money market accounts.

Loss on Equity Method Investments

Loss on equity method investments decreased $19.4 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was attributable to our equity method investments in Verb, Joyn Bio, LLC (“Joyn”), and BiomEdit. Upon the deconsolidation of Verb in the first quarter of 2022, we recorded a $15.9 million loss on our retained investment in Verb due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Additionally, in the first quarter of 2022, we recorded a $5.0 million loss on our equity method investment in Joyn, which was subsequently dissolved in the fourth quarter of 2022. In the first quarter of 2023, we recorded a $1.5 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method and the fair value of the additional equity we received in BiomEdit of $1.1 million in the first quarter of 2023, which was reduced to zero during the period as a result of the application of the HLBV method.

Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.

(Loss) Gain on Investments

(Loss) gain on investments decreased $6.8 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven by fluctuations in the stock prices of the marketable equity securities we hold and a $1.8 million impairment loss related to a SAFE instrument.

Change in Fair Value of Warrant Liabilities

The gain on the change in fair value of warrant liabilities decreased $83.8 million in the three months ended March 31, 2023 compared to the same period in 2022. The change in fair value of warrant liabilities is primarily driven by a decline in the value of our common stock during the periods, which decreased the fair value of the liability classified warrants.

Gain on Deconsolidation of Subsidiary

Gain on deconsolidation of subsidiary relates to our deconsolidation of Verb and consisted of our $15.9 million retained interest in Verb measured at fair value as of the deconsolidation date.

Other Income, Net

Other income, net increased $1.0 million in the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $2.2 million increase in sublease rent income offset by a change in the fair value of convertible notes and loss on sale of equipment.

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

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain on deconsolidation of subsidiaries, acquired in-process research and development in connection with asset acquisitions and other income and expenses. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions. The prior year non-GAAP financial measures presented below have been recast accordingly to conform to the new presentation for comparability. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.

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

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022 (as adjusted)*
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(204,969)	$(590,505)
Interest income, net	(14,545)	(177)
Income tax expense (benefit)	82	(184)
Depreciation and amortization	18,958	8,940
EBITDA	(200,474)	(581,926)
Stock-based compensation (1)	75,200	659,035
Loss on equity method investments (2)	1,449	20,264
Loss (gain) on investments	6,370	(450)
Change in fair value of warrant liabilities	(1,204)	(85,035)
Gain on deconsolidation of subsidiaries	—	(15,900)
Merger and acquisition related expenses (3)	18,662	3,846
Change in fair value of convertible notes	(44)	(574)
Adjusted EBITDA	$(100,041)	$(740)

* As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

(1)
For the three months ended March 31, 2023 and 2022, includes $2.2 million and $6.2 million, respectively, in employer payroll taxes.
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

Liquidity and Capital Resources

Sources of Liquidity

Prior to the SRNG Business Combination, our sources of liquidity have been predominantly from proceeds from equity offerings, convertible notes offerings, payments received for Cell Engineering services under license and collaboration arrangements including those received on an upfront basis and upon accomplishment of milestones, payments received from Biosecurity product sales and services, and government grants. Upon the closing of the SRNG Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from the PIPE Investment. As of March 31, 2023, we had cash and cash equivalents of $1,206.1 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

There have been no significant changes to our material cash requirements during the three months ended March 31, 2023 as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Three Months Ended March 31,
(in thousands)	2023	2022 (as adjusted)*
Net cash used in:
Operating activities	$(90,585)	$(19,898)
Investing activities	(19,414)	(35,985)
Financing activities	(888)	(1,192)
Effect of exchange rate changes	(26)	(8)
Net decrease in cash, cash equivalents and restricted cash	$(110,913)	$(57,083)

* As adjusted to reflect the impact of the adoption of ASC 842. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 consisted of net loss of $205.0 million, adjusted for net change in operating assets and liabilities of $1.5 million and non-cash charges of $112.9 million. The net change in operating assets and liabilities was primarily due to a $5.6 million decrease in prepaid expenses and other current assets, a $9.7 million increase in accounts payable due to timing of invoices, a $9.4 million increase in accrued expenses and other current liabilities, partially offset by a $17.2 million decrease in deferred revenue and a $8.5 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $19.0 million of depreciation and amortization, $73.0 million of stock-based compensation expense, $7.8 million loss on investments including equity method investments, $5.2 million loss on the change in fair value of contingent consideration liability, partially offset by $1.2 million gain on the change in fair value of warrant liabilities.

Net cash used in operating activities for the three months ended March 31, 2022 consisted of net loss of $592.6 million, adjusted for net change in operating assets and liabilities of $13.9 million and non-cash charges of $586.6 million. The net change in operating assets and liabilities was primarily due to a $34.9 million increase in accounts receivable driven by an increase in Biosecurity revenue, a $5.3 million increase in inventory from increased purchases of LFAs and pooled test kits in response to higher demand, a $21.0 million decrease in other non-current liabilities primarily due to a reclass of a customer deposit liability to deferred revenue upon finalizing the contract, offset by a $10.0 million increase in accrued expenses and other current liabilities, a $11.4 million increase in deferred revenue from customer prepayments, and an increase of $26.3 million in accounts payable primarily due to timing of processing invoices. Non-cash adjustments primarily consisted of $8.9 million of depreciation and amortization, $652.8 million of stock-based compensation expense, $20.9 million loss on equity method investments, $1.5 million loss on the change in fair value of a contingent consideration liability, partially offset by $85.0 million gain on the change in fair value of warrant liabilities and $15.9 million gain on the deconsolidation of Verb.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of purchases of property and equipment of $19.4 million associated with Foundry capacity and capability investments.

Net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of purchases of property and equipment of $3.6 million associated with Foundry capacity and capability investments, prepayment for marketable equity securities of $3.7 million and relinquishment of $28.8 million in cash upon the deconsolidation of Verb.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 primarily consisted of principal payments on finance leases and payments of equity issuance costs.

Net cash used in financing activities for the three months ended March 31, 2022 primarily consisted of principal payments on finance leases and tax withholding payments related to net share settlement of equity awards.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

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

Foreign Currency Fluctuation Risk

We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $1.0 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors and customers. We do not believe that an immediate 10%

increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 were still present as of March 31, 2023. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

Notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.

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

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $205.0 million and $590.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $4,602.6 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity and public health unit, Concentric by Ginkgo. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from Concentric by Ginkgo. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

Our expenses may exceed revenues in the foreseeable future and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to expand or continue our business, and the value of our common stock could be negatively impacted. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the development of our platform, the initiation of new programs with new and existing customers, the commercial terms of our programs, the realization of any potential downstream value from our programs, our ability to advance cell engineering programs in a timely and cost-effective manner, our ability to extend new offerings to customers, our customers’ ability to scale up bioprocesses, the ability of our customers to produce and sell products, the impact of market acceptance of our customers’ products, and our customers’ market penetration and margins. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to Concentric by Ginkgo, prior to 2020, we had no experience developing or commercializing testing services or offering a surveillance-based biosecurity service. Moreover, as described above, given the limited operating history of this offering, our reliance on government funding for testing, the potential for governments to decrease investment in biosecurity as the COVID-19 pandemic winds down, potential disruptions from vaccine rollout generally, the availability of COVID-19 therapeutics, the impact of summer vacation and other school breaks, and the increased availability of over-the-counter testing options, the future performance of our COVID-19 testing program and our biosecurity service is unpredictable. Moreover, the White House and World Health Organization have each announced the end of the public health emergency effective May 2023, therefore, we cannot predict the duration of the revenue stream, which will likely diminish significantly, from our COVID-19 testing services.

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

We are or could become involved in securities or shareholder litigation and other related matters, which could be expensive and time-consuming. Such litigation and related matters could harm our business.

We have been and may in the future be a target for securities and shareholder lawsuits in the future, including lawsuits filed in connection with the Zymergen Acquisition. In addition, litigation is pending against Zymergen and certain of its former officers and directors in connection with Zymergen’s April 2021 initial public offering and against Zymergen with respect to its acquisition of Lodo. The outcome of such pending and potential litigation is uncertain. Such disputes, including any related governmental or regulatory investigations, could result in an adverse effect on our business, results of operations, financial condition, reputation and cash flows, and could adversely impact the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and could impose a significant burden on management and employees. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

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
●
a higher likelihood of holding cash deposits or maintaining lines of credit with banks focused on providing banking services to early stage or venture-backed companies, such as Silicon Valley Bank (“SVB”), which failed in March 2023;
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

For the three months ended March 31, 2023, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

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

Risks Related to Our Customers

We rely on our customers to develop, produce and manufacture products using the engineered cells, other biological assets and/or biomanufacturing processes that we develop. If these initiatives by our customers are not successful or do not achieve commercial success, or if our customers discontinue their development, production and manufacturing efforts using our engineered cells, other biological assets and/or biomanufacturing processes, our future financial position may be adversely impacted.

We operate as a platform company. As such, we rely on our customers to commercialize products that may be enabled by our engineered cells, other biological assets (e.g., enzyme DNA sequences) and/or biomanufacturing processes. A portion of the value in our customer collaborations is typically earned through downstream value sharing in the form of equity, royalty streams, or milestone payments. If our customers are not successful in bringing these products to market, or if these products are not successful once on the market, the downstream portion of our value will be adversely impacted. Because we do not directly control manufacturing, product or downstream process development or commercialization, we have limited ability to impact the quality of our partners’ production processes and ultimate commercial success.

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

The anticipated benefits and synergies Ginkgo expects from the acquisition of Zymergen Inc. (the “Zymergen Acquisition”) are, necessarily, based on projections and assumptions about the combined businesses of Ginkgo and Zymergen, which may not materialize as expected or which may prove to be inaccurate. The value of our Class A Common Stock could be adversely affected if we are unable to realize the anticipated benefits and synergies from the Zymergen Acquisition on a timely basis or at all. The benefits and synergies expected from the Zymergen Acquisition, which may not materialize or may prove to be inaccurate include the following:

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

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with Ginkgo’s integration of the business and operations of Zymergen. The amount and timing of these possible charges are not yet known. Our failure to identify or accurately assess the magnitude of certain liabilities, including in connection with Zymergen’s pending legal proceedings, could result in unexpected costs, including through litigation or regulatory exposure. Further, if we are unable to manage Zymergen’s real estate cost commitments or if we incur unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects , it may negatively impact Ginkgo’s business, operating results or financial condition. The price of our Class A Common Stock could decline to the extent the combined company’s financial results are materially affected by any of these events. For example, Zymergen incurred cash-based severance and stock-based compensation costs of approximately $2.5 million and approximately $1.0 million, respectively, related to the reduction in force it announced in January 2023, cash-based severance and stock-based compensation costs of approximately $7.9 million and $3.5 million, respectively, related to the reduction in force it announced in October 2022, and an aggregate of approximately $17.7 million in cash-based severance costs when combined with the initial reductions in force that were announced on July 25, 2022 and August 25, 2022, including $2.3 million of additional cash-based severance costs that were dependent on the consummation of a change in control event. We expect that Zymergen will continue to incur cash-based severance and stock-based compensation costs through 2023.

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

The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments.

The COVID-19 pandemic has had, and may in the future have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking or may take in the future. We have continued to operate within the rules and guidance applicable at various points to our business during the pandemic and operations at third-party facilities have been similarly impacted by governmental mandates and guidelines; however, a continuing implementation of these restrictions, or the implementation of future restrictions, could impact our ability to operate effectively and conduct ongoing R&D, laboratory operations, sales and marketing activities or other activities or operations, or lead to further compliance costs.

We have also incurred expenses associated with our efforts to accommodate personnel during the COVID-19 pandemic and we will continue to incur such expenses associated with our operations.

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

Uncertainty regarding the ongoing demand and/or capacity of our COVID-19 individual and pooled sample tests and passive monitoring programs could materially adversely affect our business.

Our biosecurity and public health offering, Concentric by Ginkgo, consists of COVID-19 testing and passive monitoring programs, which are subject to inherent risks of commercial viability, such as demand for tests, price or market share erosion due to competition and the duration of the COVID-19 pandemic. As the White House and World Health Organization have each announced the end of the public health emergency effective May 2023 and as vaccines for COVID-19 and at-home or over-the-counter COVID-19 tests continue to be widely available, and as infection rates decrease, demand for COVID-19 testing may also decrease.

Our COVID-19 testing business relies on the continuation of pooled testing in schools. The ability for schools to pay for COVID-19 testing relies heavily on the availability of federal, state or local funding for testing. If such funding is depleted, discontinued or otherwise becomes unavailable, or if there are restrictions on the use of such funding for our pooled sample test offerings, our COVID-19 testing business may not be commercially viable. Our COVID-19 testing business is subject to seasonality, and the demand for COVID-19 testing in schools has significantly diminished, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023. In addition, as a result of the recent FDA EUA of a COVID-19 vaccine for children five through eleven years of age, the demand for COVID-19 testing in schools could diminish significantly or be eliminated.

Creating the commercial and technical infrastructure to test on a mass scale is expensive, especially given our work internationally. We may also be limited in our ability to scale up based on expense or unavailability of the required materials, equipment, personnel and infrastructure necessary to deliver diagnostic or pooled sample tests on a mass scale. We may not be able to recover our investment expenses with sufficient revenue generated by our diagnostic and pooled sample testing efforts.

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

The use of digital genetic sequence information may be subject to the Nagoya Protocol or other treaties or local legislation concerning biodiversity, which could increase our costs and adversely affect our business.

The Nagoya Protocol is a supplemental agreement to the Convention on Biological Diversity (“CBD”). The Nagoya Protocol is designed to provide for equitable sharing of benefits arising from the utilization of genetic resources and traditional knowledge. There are other international treaties, as well as local legislation in many countries, with similar objectives. Under the Nagoya Protocol and many other treaties and laws, countries possessing genetic resources (“source countries”) are tasked with setting up procedures and institutional infrastructure for researchers to obtain prior informed consent, both from the source country and from any relevant indigenous or traditional communities, for biological research. Many have been slow to adopt workable institutions permitting the rational negotiation of benefit-sharing agreements. Many source countries are now asserting that the use of digital genetic sequence information is subject to the constraints of the Nagoya Protocol or similar national- or local-level benefit-sharing requirements. It is unclear whether this position will ultimately be adopted or what the implications of such adoption might be. It is unclear what a source country might assert if we used genetic sequences (i) extracted by a third party from a natural resource that was removed from its source country before that source country ratified the CBD or signed the Nagoya Protocol (ii) extracted by a third party and uploaded to public sequence databases after the source country ratified the CBD; (iii) in a heterologous host organism; or (iv) as a base for further engineering, so that the sequence we use no longer conforms to the natural sequence on which it was based.

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

Our business and results of operations are dependent on adequate access to laboratory and office space and suitable physical infrastructure, including electrical, plumbing, HVAC and network infrastructure, to conduct our operations. Our headquarters and certain of our laboratories are located in a flood zone in Boston’s Seaport District. Other facilities are located in active earthquake and tsunami zones or in active hurricane or wildfire zones. If we are unable to access enough space or we experience failures of our physical infrastructure, including due to natural disasters affecting us or our suppliers, our business and results of operations could be adversely affected.

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

As disclosed in Part II—Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K filed with the SEC on March 13, 2023 (“Item 9A”), in connection with the audit of our financial statements for the year ended December 31, 2022, we concluded that there were two material weaknesses in our internal controls over financial reporting during the periods presented: (1) we did not have effective management review controls to address the risks of material misstatement of various significant accounts, and we relied on external resources and specialists and did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with our technical accounting and financial reporting requirements in order to provide sufficient review and oversight over the level of precision, evidence and/or timeliness of management review controls; and (2) we did not have effective controls over the existence, completeness, and accuracy of data used in our controls and failed to maintain adequate information technology general controls over various key systems. The material weaknesses identified in Item 9A did not result in any material misstatement of our financial statements for any period presented.

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

Adverse developments affecting the financial services industry could adversely affect our business operations, financial condition and results of operations.

Actual or rumored events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, the closures of SVB and Signature Bank in March 2023 and First Republic Bank in May 2023, have created bank specific and broader financial institution liquidity risk and concerns. Although the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

We regularly maintain cash balances at third-party financial institutions, including SVB, in excess of the Federal Deposit Insurance Corporation insurance limit. Immediately following SVB's receivership, we temporarily lost access to our cash and cash equivalents at SVB. While we have regained access to all funds held at SVB, any similar failure of a depository institution to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

Screening and/or diagnostic tests used in the testing programs and services of our affiliated company Concentric by Ginkgo are subject to EUAs granted by the FDA to the manufacturers or laboratories marketing such tests. Each EUA requires compliance with certain conditions, including specific workflow requirements, and imposes other limitations on the test’s marketing, distribution, and use. We rely on our laboratory and telehealth partners to maintain compliance with the terms of the applicable EUAs; if they fail to do so we may be in breach of certain customer contracts and may become subject to an FDA enforcement action or experience other adverse effects on our business. The FDA has signaled that, while there will be a grace period for EUA holders to transition their devices, not all of the EUA products we distribute may apply for or be approved by the FDA and may need to withdraw from the market.

In some cases we may rely on our telehealth partners to provide physician services as required by the terms and conditions of a COVID-19 test’s EUA and in order to comply with applicable state laws. If our telehealth partners are unable to or cease providing these physician services for any reason, we may be required to suspend the associated COVID-19 testing services. Our business, prospects and results of operations may be materially harmed if we are required to suspend the provision of any COVID-19 testing services in order to meet EUA requirements due to an issue with a vendor or for any other reason. Our business may also be materially harmed if we cannot source or our supply chains are disrupted because EUA holders are withdrawing from the market or failing to obtain FDA approval.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of March 31, 2023, our directors and executive officers hold in the aggregate approximately 46.4% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 64.5% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

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

There are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to certain earnout price thresholds ranging from $12.50 to $20.00 for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of March 31, 2023. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

In connection with the SRNG Business Combination, in September 2021, Jason Kelly, Reshma Shetty, Austin Che and Bartholomew Canton were granted restricted stock units, which vested, along with certain related earnout shares that achieved the $12.50 price threshold, on October 1, 2022. Certain of such shares have been sold into the market (including to cover the income tax obligations associated with their vesting and distribution or otherwise, a process that was completed in the quarter ended March 31, 2023), and such sales and any future sales could harm the prevailing market price of our securities.

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

Under our Charter, we are authorized to issue 4,500.0 million shares of Class B common stock, which are entitled to ten votes per share. We currently intend to issue additional shares of Class B common stock in the future to existing and newly hired employees pursuant to our equity compensation plans. Our authorized but unissued shares of Class B common stock are available for issuance to

Eligible Holders with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of the NYSE. In addition, our authorized but unissued shares of Class B common stock are available for issuance to persons other than Eligible Holders only with the approval of a majority of our directors elected by the holders of Class B common stock, voting separately as a class. If we issue additional shares of Class B common stock in the future, holders of shares of Class A common stock, which are entitled to one vote per share, will experience disproportionate voting power dilution relative to economic dilution, and the holders of Class B common stock may be able to significantly influence the outcome of matters submitted to our stockholders for approval for a longer period of time than would be the case if we issued shares of Class A common stock.

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

Under our Charter, we are authorized to issue 800.0 million shares of Class C common stock, which have no voting rights (except as otherwise expressly provided in the Charter or required by applicable law). Outstanding Class C common stock may have the effect of extending voting power in Class B common stock, and may discourage potential acquisitions of our business and could have an adverse effect on the trading price of Class A common stock.

Under our Charter, we are authorized to issue 800.0 million shares of Class C common stock, which have no voting rights (except as required by law). Class C common stock may be used for a variety of corporate purposes, including financings, acquisitions and investments. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the Listing Rules of the NYSE. Because the Class C common stock carries no voting rights (except as otherwise expressly provided in the Charter or required by applicable law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because our Class C common stock has no voting rights (except as otherwise expressly provided in the Charter or required by applicable law), the holders of Class B common stock may be able to significantly influence the outcome of matters submitted to our stockholders for approval for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, further issuances of Class C common stock would have a dilutive effect on the economic interests of Class A common stock and Class B common stock. Any such issuance could also cause the trading price of Class A common stock to decline.

We cannot predict the effect the multi-class structure of our common stock may have on the trading price of our Class A common stock.

The holding of low-voting stock, such as Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Because of our multi-class stock structure, our Class A common stock will likely continue to be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds in our Class A common stock and could make shares of our Class A common stock less attractive to other investors. As a result, the trading price of shares of our Class A common stock could be adversely affected.

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

Ginkgo Bioworks Holdings, Inc.

Date: May 10, 2023	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2023	By:	/s/ Marie Fallon
Name: Marie Fallon
Title: Chief Accounting Officer (Principal Accounting Officer)