Form 10-Q
period 2023-06-30
Ginkgo Bioworks Holdings, Inc.
filed 2023-08-09
CIK 1830214

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 1,600,988,177 shares of Class A common stock, 377,864,805 shares of Class B common stock and 120,000,000 shares of non-voting Class C common stock outstanding.

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
o
the timing and realization of Ginkgo's anticipated sale of certain laboratory equipment;
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
•
the success of Ginkgo’s programs, including Ginkgo's expectations for the future demand of COVID-19 testing in schools, the growth of Ginkgo’s biomonitoring and bioinformatic support services, the growing efficiency and cost advantage of Cell Engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration; and
•
other factors detailed under the section entitled “Risk Factors.”

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” and elsewhere in this report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or

i

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
•
We have in the past, and in the future may continue to pursue strategic acquisitions and investments that are dilutive to our stockholders and that could have an adverse impact on our business if they are unsuccessful.
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

ii

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
•
Uncertainty regarding the demand for passive monitoring programs and biosecurity services could materially adversely affect our business.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,105,787	$1,315,792
Accounts receivable, net	68,019	80,907
Accounts receivable - related parties	899	1,558
Inventory, net	391	4,364
Prepaid expenses and other current assets	48,357	47,458
Total current assets	1,223,453	1,450,079
Property, plant, and equipment, net	294,244	314,773
Operating lease right-of-use assets	391,430	400,762
Investments	119,944	112,188
Equity method investments	1,120	1,543
Intangible assets, net	105,033	111,041
Goodwill	58,829	60,210
Other non-current assets	97,946	88,725
Total assets	$2,291,999	$2,539,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,630	$10,451
Deferred revenue (includes $2,672 and $10,309 from related parties)	39,223	47,817
Accrued expenses and other current liabilities	110,478	114,694
Total current liabilities	163,331	172,962
Non-current liabilities:
Deferred revenue, net of current portion (includes $131,107 and $131,188 from related parties)	179,903	174,767
Operating lease liabilities, non-current	410,938	413,256
Warrant liabilities	14,146	10,868
Other non-current liabilities	20,096	31,191
Total liabilities	788,414	803,044
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 6)	196	190
Additional paid-in capital	6,280,632	6,136,378
Accumulated deficit	(4,775,943)	(4,397,659)
Accumulated other comprehensive loss	(1,300)	(2,632)
Total stockholders’ equity	1,503,585	1,736,277
Total liabilities and stockholders’ equity	$2,291,999	$2,539,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Cell Engineering revenue (1)	$45,283	$44,242	$79,379	$65,730
Biosecurity revenue:
Product	10,788	3,887	22,454	17,834
Service	24,497	96,489	59,437	229,459
Total revenue	80,568	144,618	161,270	313,023
Costs and operating expenses:
Cost of Biosecurity product revenue	2,034	2,444	6,575	10,539
Cost of Biosecurity service revenue	16,062	61,467	33,896	138,804
Research and development	144,282	290,059	306,921	613,635
General and administrative	102,341	438,427	213,774	873,195
Total operating expenses	264,719	792,397	561,166	1,636,173
Loss from operations	(184,151)	(647,779)	(399,896)	(1,323,150)
Other income (expense):
Interest income, net	14,349	2,264	28,894	2,441
Loss on equity method investments	(67)	(10,166)	(1,516)	(31,053)
Loss on investments	(2,121)	(38,673)	(8,491)	(38,223)
Change in fair value of warrant liabilities	(4,482)	23,509	(3,278)	108,544
Gain on deconsolidation of subsidiary	—	—	—	15,900
Other income, net	3,224	230	6,152	2,149
Total other income (expense), net	10,903	(22,836)	21,761	59,758
Loss before income taxes	(173,248)	(670,615)	(378,135)	(1,263,392)
Income tax expense (benefit)	67	(45)	149	(229)
Net loss	(173,315)	(670,570)	(378,284)	(1,263,163)
Loss attributable to non-controlling interest	—	(1,745)	—	(3,833)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(173,315)	$(668,825)	$(378,284)	$(1,259,330)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders, basic and diluted	$(0.09)	$(0.41)	$(0.20)	$(0.78)
Weighted average common shares outstanding, basic and diluted	1,933,437	1,620,704	1,924,251	1,614,138
Comprehensive loss:
Net loss	$(173,315)	$(670,570)	$(378,284)	$(1,263,163)
Other comprehensive income (loss):
Foreign currency translation adjustment	314	(3,141)	1,332	(3,781)
Total other comprehensive income (loss)	314	(3,141)	1,332	(3,781)
Comprehensive loss	$(173,001)	$(673,711)	$(376,952)	$(1,266,944)

* As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of January 1, 2022. See Note 1 for a summary of the adjustments.

(1) Includes related party revenue of $6,507 and $7,973 for the three months ended June 30, 2023 and 2022, respectively, and $11,212 and $21,501 for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	1,933,880	$194	$6,211,634	$(4,602,628)	$(1,614)	$1,607,586
Issuance of common stock upon exercise or vesting of equity awards	15,995	2	470	—	—	472
Tax withholdings related to net share settlement of equity awards	(14)	—	(23)	—	—	(23)
Issuance of common stock for asset acquisition	2,820	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	2,023	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	62,470	—	—	62,470
Foreign currency translation	—	—	—	—	314	314
Net loss	—	—	—	(173,315)	—	(173,315)
Balance as of June 30, 2023	1,954,704	$196	$6,280,632	$(4,775,943)	$(1,300)	$1,503,585

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	1,891,976	$190	$6,136,378	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	57,899	6	478	—	—	484
Tax withholdings related to net share settlement of equity awards	(14)	—	(23)	—	—	(23)
Settlement of contingent consideration - restricted stock	—	—	2,262	—	—	2,262
Issuance of common stock for asset acquisition	2,820	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	2,023	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	135,456	—	—	135,456
Foreign currency translation	—	—	—	—	1,332	1,332
Net loss	—	—	—	(378,284)	—	(378,284)
Balance as of June 30, 2023	1,954,704	$196	$6,280,632	$(4,775,943)	$(1,300)	$1,503,585

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of March 31, 2022	1,622,054	$162	$4,471,418	$(2,883,235)	$(2,355)	$33,253	$1,619,243
Issuance of common stock upon exercise or vesting of equity awards	8,026	1	1	—	—	—	2
Issuance of common stock for acquisitions, net of forfeitures	5,554	1	20,127	—	—	—	20,128
Stock-based compensation expense	—	—	606,472	—	—	117	606,589
Foreign currency translation	—	—	—	—	(3,141)	—	(3,141)
Net loss	—	—	—	(668,825)	—	(1,745)	(670,570)
Balance as of June 30, 2022 (as adjusted)*	1,635,634	$164	$5,098,018	$(3,552,060)	$(5,496)	$31,625	$1,572,251

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	1,611,392	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Adoption of ASC 842	—	—	—	5,195	—	—	5,195
Issuance of common stock upon exercise or vesting of equity awards	18,984	2	76	—	—	—	78
Tax withholdings related to net share settlement of equity awards	(296)	—	(981)	—	—	—	(981)
Issuance of common stock for acquisitions, net of forfeitures	5,554	1	20,127	—	—	—	20,128
Deconsolidation of subsidiary	—	—	—	—	—	(28,783)	(28,783)
Stock-based compensation expense	—	—	1,273,952	—	—	2,227	1,276,179
Foreign currency translation	—	—	—	—	(3,781)	—	(3,781)
Net loss	—	—	—	(1,259,330)	—	(3,833)	(1,263,163)
Balance as of June 30, 2022 (as adjusted)*	1,635,634	$164	$5,098,018	$(3,552,060)	$(5,496)	$31,625	$1,572,251

* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022 (as adjusted)*
Cash flows from operating activities:
Net loss	$(378,284)	$(1,263,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,610	17,968
Stock-based compensation	134,474	1,259,336
Loss on equity method investments	1,516	31,053
Loss on investments	8,491	38,223
Change in fair value of warrant liabilities	3,278	(108,544)
Change in fair value of contingent consideration liability	8,453	300
Gain on deconsolidation of subsidiary	—	(15,900)
Impairment loss on assets held for sale	9,001	—
Non-cash customer consideration	(353)	(18,139)
Non-cash lease expense	16,327	7,536
Amortization of finance lease right-of-use assets	569	1,004
Non-cash in-process research and development	3,981	1,162
Other non-cash activity	2,213	502
Changes in operating assets and liabilities:
Accounts receivable ($659 and $1,345 from related parties)	15,397	(38,598)
Prepaid expenses and other current assets	9,538	4,373
Inventory	2,549	(4,740)
Operating lease right-of-use assets	4,096	—
Other non-current assets	(2,426)	(419)
Accounts payable	2,993	10,650
Accrued expenses and other current liabilities	(6,997)	(12,881)
Deferred revenue, current and non-current ($(7,718) and $(14,667) from related parties)	(21,372)	(19,708)
Operating lease liabilities, current and non-current	(13,250)	(5,332)
Other non-current liabilities	(922)	(3,989)
Net cash used in operating activities	(164,118)	(119,306)
Cash flows from investing activities:
Cash acquired in acquisition	—	1,440
Purchase of convertible note	—	(6,500)
Purchases of property and equipment	(32,974)	(13,153)
Proceeds from sale of equipment	2,926	77
Prepayment for marketable equity securities	—	(3,691)
Deconsolidation of subsidiaries - cash	—	(28,772)
Other	(590)	(49)
Net cash used in investing activities	(30,638)	(50,648)
Cash flows from financing activities:
Principal payments on finance leases	(648)	(609)
Contingent consideration payment	(1,042)	(521)
Other	(579)	(905)
Net cash used in financing activities	(2,269)	(2,035)
Effect of foreign exchange rates on cash and cash equivalents	(495)	(104)
Net decrease in cash, cash equivalents and restricted cash	(197,520)	(172,093)

Cash and cash equivalents, beginning of period	1,315,792	1,550,004
Restricted cash, beginning of period	53,789	42,924
Cash, cash equivalents and restricted cash, beginning of period	1,369,581	1,592,928

Cash and cash equivalents, end of period	1,105,787	1,377,152
Restricted cash, end of period	66,274	43,683
Cash, cash equivalents and restricted cash, end of period	$1,172,061	$1,420,835
* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed disclosures which would normally be included with annual financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the Company's 2022 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Significant Accounting Policies

There have been no new or material changes to the Company’s significant accounting policies during the six months ended June 30, 2023 as compared to the significant accounting policies described in Note 2 to the Company's 2022 consolidated financial statements included in the 2022 Annual Report on Form 10-K.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Retrospective Application of a Change in Accounting Principle

The Company adopted Accounting Standards Update No. 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification Topic 840, Leases (“ASC 840”), effective January 1, 2022. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was adopted in connection with the preparation of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2022. As such, the comparative information for the three and six months ended June 30, 2022 has been adjusted herein to reflect the impact of the adoption of ASC 842 as of January 1, 2022.

Select line items from the condensed consolidated statement of operations and comprehensive loss reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Costs and operating expenses:
Research and development	$289,188	$871	$290,059	$611,908	$1,727	$613,635
Total operating expenses	791,526	871	792,397	1,634,446	1,727	1,636,173
Loss from operations	(646,908)	(871)	(647,779)	(1,321,423)	(1,727)	(1,323,150)
Other income (expense):
Interest income, net	1,674	590	2,264	1,277	1,164	2,441
Other income (expense), net	(51)	281	230	1,586	563	2,149
Total other income (expense), net	(23,707)	871	(22,836)	58,031	1,727	59,758

Select line items from the condensed consolidated statements of stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	As of June 30, 2022
	As Previously Reported	Adjustments	As Adjusted
Accumulated deficit	$(3,557,255)	$5,195	$(3,552,060)
Total stockholders' equity	1,567,056	5,195	1,572,251

Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$19,096	$(1,128)	$17,968
Amortization of finance lease right-of-use assets	—	1,004	1,004
Non-cash lease expense	—	7,536	7,536
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,973	(600)	4,373
Accrued expenses and other current liabilities	(12,758)	(123)	(12,881)
Operating lease liabilities, current and non-current	—	(5,332)	(5,332)
Deferred rent, non-current	1,468	(1,468)	—
Cash flows from financing activities:
Principal payments on finance leases	—	(609)	(609)
Principal payments on capital leases and lease financing obligation	(720)	720	—

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed herein and within Note 2 to the Company's 2022 consolidated financial statements included in the 2022 Annual Report on Form 10-K.

2. Business Combination

On April 1, 2022, the Company acquired all of the outstanding equity interests of FGen AG (“FGen”), a company organized under the laws of Switzerland that specializes in strain development and optimization and has developed an ultra-high-throughput screening platform. The Company accounted for the transaction as a business combination under ASC 805, Business Combinations. The consideration paid was comprised of common stock and contingent consideration as follows (in thousands):

Fair value of Class A common stock	$17,015
Fair value of contingent consideration - restricted stock	3,842
Fair value of contingent consideration - milestones	8,464
Total FGen consideration	$29,321

The Company issued 5,749,957 shares of its Class A common stock on the acquisition date comprised of 4,051,107 unrestricted shares valued at $17.0 million based on the closing market price of $4.20 per share and 1,698,850 restricted shares classified as contingent consideration and subject to vesting conditions. Of the restricted shares, 584,246 shares were subsequently forfeited during the quarter ended June 30, 2022 when the contingency related to the filing of a registration statement was resolved. The Company incurred $1.7 million of acquisition-related costs which were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Allocation	Measurement Period Adjustment (3)		Final Allocation
Cash and cash equivalents	$1,430	$		$1,430
Accounts receivable	144		—	144
Other non-current assets	10		—	10
Property and equipment	146		(112)	34
Intangible assets (1)	21,100		—	21,100
Goodwill (2)	11,001		(386)	10,615
Accounts payable and accrued expenses	(29)		—	(29)
Deferred revenue	(104)		—	(104)
Deferred tax liability	(4,377)		498	(3,879)
Net assets acquired	$29,321		$—	$29,321

(1) Estimated useful life of 15 years.

(2) Non-deductible for tax purposes.

(3) Represents adjustments related to tangible assets acquired and estimated tax liabilities with a corresponding net decrease to goodwill.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of June 30, 2023
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,066,056	$1,066,056	$—	$—
Synlogic, Inc. warrants (1)	Investments	1,095	—	1,095	—
Marketable equity securities	Investments	19,876	19,876	—	—
Loan receivable	Prepaid expenses and other current assets	358	—	—	358
Notes receivable	Other non-current assets	38,950	—	30,000	8,950
Total assets		$1,126,335	$1,085,932	$31,095	$9,308
Liabilities:
Public Warrants	Warrant liabilities	$8,970	$8,970	$—	$—
Private Placement Warrants (3)	Warrant liabilities	5,176	—	141	5,035
Contingent consideration	Accrued expenses and other current liabilities	22,945	—	—	22,945
Contingent consideration	Other non-current liabilities	7,617	—	—	7,617
Total liabilities		$44,708	$8,970	$141	$35,597

		As of December 31, 2022
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,089,026	$1,089,026	$—	$—
Synlogic, Inc. warrants (1)	Investments	1,937	—	1,937	—
Marketable equity securities (2)	Investments	25,714	21,312	4,402	—
Notes receivable	Other non-current assets	37,660	—	30,000	7,660
Total assets		$1,154,337	$1,110,338	$36,339	$7,660
Liabilities:
Public Warrants	Warrant liabilities	$6,900	$6,900	$—	$—
Private Placement Warrants (3)	Warrant liabilities	3,968	—	108	3,860
Contingent consideration	Accrued expenses and other current liabilities	6,378	—	—	6,378
Contingent consideration	Other non-current liabilities	18,095	—	—	18,095
Total liabilities		$35,341	$6,900	$108	$28,333

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Transfers from Level 2 to Level 1 during the six months ended June 30, 2022 were due to a lapse on regulatory sales restrictions on marketable equity securities. There were no other transfers to/from Levels 1, 2, or 3 during the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, notes receivable measured at fair value on a recurring basis primarily consisted of a $30.0 million senior secured note (“Senior Secured Note”) purchased from Bolt Threads, Inc. and a series of convertible promissory notes issued by customers as payment for Cell Engineering services.

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

The Company used a scenario-based method to value the series of convertible promissory notes from customers. Under the scenario-based method, future cash flows are evaluated under a qualified financing, maturity and dissolution scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of June 30, 2023 were scenario probabilities of 15% to 55%, a discount rate of 17% and estimated time to event date of one to two years. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2022 were scenario probabilities of 15% to 55%, a discount rate of 12.5% and estimated time to event date of one to three years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of June 30, 2023, the convertible promissory notes had an unpaid principal balance of $11.7 million and a fair value of $9.3 million. As of December 31, 2022, the convertible promissory notes had an unpaid principal balance of $7.5 million and a fair value of $7.7 million.

The following table provides a reconciliation of notes and loans receivable measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	2023	2022
Balance at January 1,	$7,660	$11,559
Additions	3,137	—
Change in fair value	(1,489)	(292)
Balance at June 30,	$9,308	$11,267

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.86	$1.69
Volatility	79.0%	71.5%
Term (in years)	3.21	3.71
Risk-free interest rate	4.49%	4.11%

The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	2023	2022
Balance at January 1,	$3,860	$58,558
Change in fair value	1,175	(49,549)
Balance at June 30,	$5,035	$9,009

Contingent Consideration

In connection with the acquisition of FGen in April 2022, the Company is required to make contingent earnout payments up to $20.0 million primarily related to the successful integration and deployment of the FGen technology across the Company's programs.

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

The Company can settle all contingent consideration liabilities, other than those related to the Dutch DNA acquisition, in cash or shares of Class A common stock at the Company’s election. During the six months ended June 30, 2023, the Company settled $3.8 million in contingent consideration liabilities through payment of $1.5 million in cash and vesting of 1.2 million shares of restricted stock, with a value of $2.3 million. Of that amount, $1.4 million related to the Circularis asset acquisition was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable until the filing of a registration statement.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			June 30, 2023	December 31, 2022
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen, Dutch DNA, Circularis and Altar acquisitions)	Probability-weighted present value	Probability of payment	1% - 95%	2% - 100%
		Discount rate	13.5% - 14.6%	12.2% - 13.1%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2025 - 2028	2025 - 2028
		Discount rate	11.5%	12.0%

The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	2023	2022
Balance at January 1,	$24,473	$8,467
Additions	—	12,306
Change in fair value	8,453	300
Settlements and payments	(2,364)	(2,644)
Balance at June 30,	$30,562	$18,429

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis. These assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

During the first half of 2023, the Company received $11.0 million in Simple Agreement for Future Equity (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs at contract inception, which resulted in a total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.

During the six months ended June 30, 2023, the Company recorded a $1.8 million impairment loss related to a SAFE to write-down its carrying amount to its estimated fair value. The fair value measurement of the impairment loss was determined using the scenario-based method, whereby dissolution scenarios with partial recovery and no recovery were probability weighted 15% and 85%, respectively, and discounted to present value using a discount rate of 14%.

Additionally, the Company recorded an impairment loss related to certain equipment that met the asset held-for-sale criteria. Refer to Note 6 for additional detail.

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

The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. During the three months ended June 30, 2022, the Company recorded a $10.1 million impairment charge, included as a component of loss on investments in the condensed consolidated statements of operations and comprehensive loss, due to a decline in the fair value of the Company's investment in Genomatica preferred stock. There were no impairments recorded or adjustments from observable price changes related to non-marketable equity securities during the three or six months ended June 30, 2023.

The Company also holds investments in early-stage synthetic biology product companies via SAFEs. The Company enters into SAFE agreements in conjunction with a revenue contract with a customer under which the Company grants the customer a prepaid Cell Engineering services credit equal to the principal amount of the SAFE (the “Purchase Amount”), which may be used and drawn down as payment for the Company’s research and development services. The SAFEs will automatically convert into shares of preferred stock equal to the Purchase Amount divided by the discount price, which is calculated as the price per share sold in a qualified equity financing multiplied by a discount rate. The SAFEs also provide the Company with the right to future equity of the entity in a liquidation scenario or the cash-out amount in liquidation and dissolution scenarios or at the election of the SAFE issuer prior to an agreed outside date. The Company initially records SAFEs at fair value (see Note 3) and adjusts the carrying amount of the instrument at each reporting period for any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar instrument of the same issuer. During the six months ended June 30, 2023, the Company recorded a $1.8 million impairment charge related to SAFEs, included as a component of loss on investments in the condensed consolidated statements of operations and comprehensive loss. There was no impairment recorded during the three or six months ended June 30, 2022 and no adjustments from observable price changes during any of the periods presented.

Investments and equity method investments consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Investments:
Genomatica, Inc. preferred stock	$44,885	$44,885
Synlogic, Inc. common stock	2,727	4,819
Synlogic, Inc. warrants	1,095	1,937
Marketable equity securities	17,149	20,895
Non-marketable equity securities	29,259	17,544
SAFEs	24,829	22,108
Total	$119,944	$112,188
Equity method investments (1):
BiomEdit, LLC	$—	$369
Other	1,120	1,174
Total	$1,120	$1,543

(1) Equity method investments in Platform Ventures with a carrying value of zero as of June 30, 2023 and December 31, 2022 were excluded from the table.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Losses on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on investments:
Synlogic, Inc. common stock	$(1,281)	$(7,926)	$(2,092)	$(8,053)
Synlogic, Inc. warrants	(514)	(3,185)	(841)	(3,236)
Genomatica, Inc.	—	(10,115)	—	(10,115)
Marketable equity securities	(326)	(17,447)	(3,747)	(16,819)
SAFEs	—	—	(1,811)	—
Total	$(2,121)	$(38,673)	$(8,491)	$(38,223)
Loss on equity method investments:
Joyn Bio, LLC	$—	$(5,424)	$—	$(10,411)
Verb Biotics, LLC	—	—	—	(15,900)
BiomEdit, LLC	—	(4,552)	(1,462)	(4,552)
Other	(67)	(190)	(54)	(190)
Total	$(67)	$(10,166)	$(1,516)	$(31,053)

5. Variable Interest Entities

Consolidated Variable Interest Entity

The Company consolidated Cooksonia, LLC (“Cooksonia”), a variable interest entity (“VIE”) formed by the Company and certain other investors for the purposes of holding the Company’s investment in the Joyn Bio, LLC (“Joyn Bio”) joint venture, prior to the joint venture's termination in the fourth quarter of 2022. The Company concluded that it held a variable interest in and was the primary beneficiary of Cooksonia as it controlled the most significant activities of Cooksonia by controlling 100% of the board of directors of Cooksonia and held a controlling financial interest in Cooksonia.

Unconsolidated Variable Interest Entities

During the first quarter of 2022, the Company deconsolidated Verb following the hiring of a new chief executive officer of Verb who was not an affiliate, related party or agent of Ginkgo. The chief executive officer was also appointed to Verb's Joint Steering Committee and board of directors. As a result, the Company no longer had substantive control of the board of directors or the Joint Steering Committee. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb as it no longer controlled the most significant activities of the entity. As a result of this change in the primary beneficiary determination, the Company deconsolidated the entity and recorded a gain on deconsolidation of $15.9 million equal to the fair value of the retained interest as of the deconsolidation date. The fair value of the retained interest was determined using the option pricing method. The option pricing method used a Black-Scholes methodology to infer the total equity value based on the pricing of the Series A preferred unit financing given the proximity of the deconsolidation event to the financing.

As of June 30, 2023 and December 31, 2022, the Company has concluded that its investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (collectively, the “Unconsolidated VIEs”) represent variable interests and that these entities are VIEs. Although the Company may have board representation and is involved in the ongoing development activities of the entities via its participation on the JSC, the Company has concluded that it is not the primary beneficiary of these entities. This conclusion is supported by the fact that: (i) the Company does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of June 30, 2023 and December 31, 2022, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investments in such entities.

Refer to Note 4 for additional details on the Company’s investments and equity method investments.

6. Supplemental Financial Information

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$1,105,787	$1,377,152
Restricted cash included in prepaid expenses and other current assets (1)	22,483	4,239
Restricted cash included in other non-current assets (1)	43,791	39,444
Total cash, cash equivalents and restricted cash	$1,172,061	$1,420,835

(1) Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.

Inventory, net

Inventory, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Finished goods	$4,435	$6,556
Raw materials	905	1,590
Less: inventory reserve	(4,949)	(3,782)
Inventory, net	$391	$4,364

Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Lab equipment	$180,025	$183,292
Leasehold improvements	136,197	125,307
Buildings and facilities	46,927	46,019
Construction in progress	19,831	23,426
Computer equipment and software	15,322	15,219
Furniture and fixtures	8,352	8,206
Land	6,060	6,060
Total property, plant, and equipment	412,714	407,529
Less: Accumulated depreciation and amortization	(118,470)	(92,756)
Property, plant, and equipment, net	$294,244	$314,773

During the three months ended June 30, 2023, the Company identified certain lab equipment acquired as part of the Zymergen, Inc. (“Zymergen”) acquisition that met the asset held-for-sale criteria and were reclassified as assets held-for-sale in the condensed consolidated balance sheet. The aggregate net book value of the equipment of $14.9 million was written down to fair value less cost to sell, resulting in an impairment loss of $9.0 million in the three and six months ended June 30, 2023, included in general and

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

administrative expense in the condensed consolidated statement of operations and comprehensive loss. The fair value measurement relating to the impairment loss was based on the executed sales agreement and represents a Level 2 input within the fair value hierarchy. As of June 30, 2023, the Company had $4.2 million of lab equipment, net of accumulated depreciation, classified as held for sale in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The sale is expected to be completed by the end of 2023.

Capitalization

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of June 30, 2023:
Class A	10,500,000	1,595,167	1,478,611
Class B	4,500,000	378,273	356,093
Class C	800,000	120,000	120,000
	15,800,000	2,093,440	1,954,704
Common stock as of December 31, 2022:
Class A	10,500,000	1,448,234	1,337,499
Class B	4,500,000	383,649	354,477
Class C	800,000	200,000	200,000
	15,800,000	2,031,883	1,891,976

On April 3, 2023, the Company issued 2.8 million shares of its Class A common stock as purchase consideration for the acquisition of StrideBio, Inc. (“StrideBio”) (see Note 8).

On May 9, 2023, the Company issued 2.0 million shares of its Class A common stock, valued at approximately $2.5 million, as settlement for employee retention payments associated with the FGen acquisition.

Refer to Note 9, Stock-Based Compensation, for shares of common stock issued in relation to the Company’s equity incentive plans.

Changes in the number of shares of Class C common stock issued and outstanding represent an exchange of Class C common stock for the same number of shares of Class A common stock pursuant to a stockholder exchange agreement.

Supplemental cash flow information

The following table presents non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022 (as adjusted)*
Supplemental disclosure of non-cash investing and financing activities:
ROU Asset obtained in exchange for new operating lease liabilities upon adoption of ASC 842	$—	$147,744
ROU Asset obtained in exchange for new finance lease liabilities upon adoption of ASC 842	—	3,397
ROU Asset obtained in exchange for new operating lease liabilities	13,649	28,000
ROU Asset obtained in exchange for new finance lease liabilities	—	1,096
Purchases of property and equipment included in accounts payable and accrued expenses	2,324	6,741
Equity received in related parties	—	8,873
Convertible financial instruments received for Cell Engineering services	5,595	11,939
Equity securities and warrants received for Cell Engineering services	12,493	3,423
Settlement of contingent consideration - restricted stock	2,262	—
Common stock issued for business and asset acquisitions	3,581	17,015
Contingent consideration for business acquisition	—	12,306

* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7. Goodwill and Intangible Assets, net

All goodwill is allocated to the Cell Engineering reporting unit and segment identified in Note 11. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$60,210
Impact of foreign currency translation	592
Measurement period adjustments	(1,973)
Balance as of June 30, 2023	$58,829

During the six months ended June 30, 2023, the Company recognized a measurement period adjustment related to the Zymergen acquisition, which resulted in a decrease to goodwill of $2.2 million, an increase to accounts receivable of $1.8 million, and a decrease to accrued expenses and other current liabilities of $0.4 million. The adjustment was a result of updated information about facts and circumstances that existed at the acquisition date regarding the collectability of an acquired accounts receivable and accrued expenses under a collaboration agreement. Additionally, $0.2 million was added to goodwill related to the Altar SAS acquisition.

Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
June 30, 2023:
Developed technology	$118,134	$(16,717)	$101,417	9.0
Database	3,700	(371)	3,329	6.3
Customer relationships	380	(166)	214	1.1
Assembled workforce	190	(117)	73	0.5
Total intangible assets	$122,404	$(17,371)	$105,033
December 31, 2022:
Developed technology	$115,824	$(8,825)	$106,999	9.4
Database	3,700	(107)	3,593	6.8
Customer relationships	380	(71)	309	1.6
Assembled workforce	190	(50)	140	1.0
Total intangible assets	$120,094	$(9,053)	$111,041

(1) Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.

Amortization expense was $4.0 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.3 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2023	$7,911
2024	15,630
2025	15,505
2026	15,505
2027	12,431
Thereafter	38,051
Total	$105,033

8. Commitments and Contingencies

Purchase Obligations

On March 31, 2022, the Company entered into a four-year supply agreement with Twist Bioscience Corporation for the purchase of diverse products including synthetic DNA. The agreement obligates the Company to a minimum spend over a four-year term (with

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

each annual year defined as April 1 to March 31). The remaining three year term minimum annual commitments are: year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million.

Contingent Consideration Related to Asset Acquisitions

On April 5, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with StrideBio to acquire StrideBio's adeno-associated virus capsid discovery and engineering platform assets, with a secondary close contingent upon the transfer of certain additional in-license agreements to Ginkgo. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. The fair value of the consideration transferred totaled $4.0 million and consisted of 2.8 million shares of Ginkgo's Class A common stock valued at $3.6 million and a $0.4 million contingent holdback, all of which was expensed as in-process research and development during the three months ended June 30, 2023, as the assets have no alternative future use. Additional consideration of $7.5 million is payable on the secondary closing date in cash or shares of Class A common stock at the Company’s election. The APA also provides for royalty payments of up to $17.5 million payable in cash or shares of Class A common stock at the Company's election until the earlier of the tenth anniversary date of the initial closing and the date on which the aggregate amount of the royalty payments equals the amount cap. The royalties are calculated based on 10% of the net licensing revenue and 40% of all consideration received for a license or sale of a product incorporating the acquired platform assets. No amounts for the royalty payments have been recorded during the three or six months ended June 30, 2023.

The Company routinely acquires rights to intellectual property that may provide for payment of future contingent consideration, including royalties, should revenue be generated from the use of such.

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

On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. Zymergen intends to defend vigorously against such allegations.

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. Stock-Based Compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$39,927	$216,838	$86,427	$477,846
General and administrative	21,561	389,677	48,047	781,490
Total	$61,488	$606,515	$134,474	$1,259,336

The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2023, there were approximately 187.9 million shares and 8.3 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.

Stock Options

A summary of stock option activity for the six months ended June 30, 2023 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2)
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2022	10,501	$0.34
Granted	979	1.90
Exercised	(1,572)	0.01
Outstanding as of June 30, 2023	9,908	0.55	2.55	$14,614
Exercisable as of June 30, 2023	8,707	0.30	1.56	14,614

(1) Excludes 1.9 million shares underlying options issued outside the accounting for compensation awards under ASC 718.

(2) The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $2.9 million and $9.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company granted options with an aggregate fair value of $1.4 million and $1.2 million, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2023 and 2022 was $1.43 and $1.84 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.94%	3.25%
Expected volatility	93%	75%
Expected term (in years)	5.5	5.5
Dividend yield	0%	0%

As of June 30, 2023, there was $1.8 million of unrecognized compensation expense related to stock options to be recognized over a weighted-average period of 1.2 years.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2022, the Company cash settled approximately 3.2 million restricted stock units (“RSUs”) granted to non-employee directors for a total cash payment of $9.8 million.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the RSU and restricted stock award (“RSA”) activity for the six months ended June 30, 2023 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	134,436	$5.84	4	$1.99
Granted	88,869	1.32	—	—
Vested	(27,217)	6.83	(4)	1.99
Forfeited	(11,852)	4.24	—	—
Nonvested as of June 30, 2023	184,236	3.61	—	—

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2023 and 2022 was $1.32 and $3.79, respectively. No RSAs were granted during the six months ended June 30, 2023 and 2022.

The aggregate grant date fair value of the RSUs that vested during the six months ended June 30, 2023 and 2022 was $185.9 million and $199.3 million, respectively. The aggregate grant date fair value of the RSAs that vested during the six months ended June 30, 2023 and 2022 was de minimis.

As of June 30, 2023, there was $413.6 million of unrecognized compensation expense related to RSUs to be recognized over a weighted-average period of 3.2 years.

Earnouts

Earnout shares represent equity awards in the form of RSUs and RSAs that were granted to existing shareholders of the Company as of the closing date of the Company's merger with SRNG on September 16, 2021 (the “Closing Date”). The earnout shares are subject to the same terms and conditions as the underlying awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $12.50 per share was met on November 15, 2021.

A summary of activity during the six months ended June 30, 2023 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	23,520	$12.79
Vested	(307)	13.34
Forfeited	(241)	12.25
Nonvested as of June 30, 2023	22,972	12.79

The aggregate grant date fair value of the earnout shares that vested during the six months ended June 30, 2023 and 2022 was $4.1 million and $5.8 million, respectively.

As of June 30, 2023, there was $9.9 million of unrecognized compensation expense related to earnout shares to be recognized over a weighted-average period of 1.7 years.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Revenue Recognition

Disaggregation of Revenue

The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pharma and biotech	40%	15%	35%	16%
Agriculture	20%	4%	23%	4%
Consumer and technology	14%	61%	12%	52%
Food and nutrition	11%	9%	13%	9%
Industrial and environment	11%	8%	12%	16%
Government and defense	4%	3%	5%	3%
Total Cell Engineering revenue	100%	100%	100%	100%

For the three months ended June 30, 2023 and 2022, the Company’s revenue from customers within the United States comprised 84% and 82%, respectively, of total revenue. For the six months ended June 30, 2023 and 2022, the Company’s revenue from customers within the United States comprised 84% and 91%, respectively, of total revenue.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company recognized $44.1 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized $25.2 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021.

Performance Obligations

The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2023 and December 31, 2022 was $115.1 million and $123.5 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice, and for contracts with a term of one year or less. As of June 30, 2023, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2023 to 2027.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Segment Information

The Company has identified two operating and reportable segments: Cell Engineering and Biosecurity. The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Revenue:
Cell Engineering	$45,283	$44,242	$79,379	$65,730
Biosecurity	35,285	100,376	81,891	247,293
Total revenue	80,568	144,618	161,270	313,023
Segment cost of revenue:
Biosecurity	18,096	63,911	40,471	149,343
Segment research and development expense:
Cell Engineering	86,083	63,948	184,605	112,359
Biosecurity	528	443	1,095	960
Total segment research and development expense	86,611	64,391	185,700	113,319
Segment general and administrative expense:
Cell Engineering	50,907	36,601	112,599	63,294
Biosecurity	16,699	12,409	30,655	25,644
Total segment general and administrative expense	67,606	49,010	143,254	88,938
Segment operating (loss) income:
Cell Engineering	(91,707)	(56,307)	(217,825)	(109,923)
Biosecurity	(38)	23,613	9,670	71,346
Total segment operating loss	(91,745)	(32,694)	(208,155)	(38,577)
Operating expenses not allocated to segments:
Stock-based compensation (1)	62,477	607,270	137,677	1,266,305
Depreciation and amortization	17,652	9,028	36,610	17,968
Asset impairment	9,001	—	9,001	—
Change in fair value of contingent consideration liability	3,276	(1,213)	8,453	300
Loss from operations	$(184,151)	$(647,779)	$(399,896)	$(1,323,150)

* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.

(1) Includes $1.0 million and $0.8 million in employer payroll taxes for the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $7.0 million in employer payroll taxes for the six months ended June 30, 2023 and 2022, respectively.

12. Significant Collaboration Transactions

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

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Under the BiomEdit IP Agreement, the Company licensed certain intellectual property to BiomEdit for use in the development or production of BiomEdit’s products that the parties will subsequently agree to research and develop under technical development plans (“TDP”). The license rights provide BiomEdit with the ability to commercialize the specified products from the corresponding TDP under the BiomEdit TDA. In return for the license to the intellectual property, BiomEdit issued the Company 3.9 million common units upon execution of the BiomEdit CUIA, with 0.7 million of those units subject to forfeiture in the event BiomEdit does not sell all of the Additional Units. Under the BiomEdit TDA, the parties jointly agree on TDPs, through equal representation on a joint steering committee, under which the Company will perform agreed-upon research and development services in return for consideration on a fixed fee or cost-plus basis for all services provided.

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

The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $1.5 million loss on its equity method investment in BiomEdit during the six months ended June 30, 2023, which reduced the carrying value of the equity method investment in BiomEdit to zero. There is no commitment for the Company to provide further financial support to BiomEdit, and therefore the carrying value of the equity method investment will not be reduced below zero.

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

The Company’s performance obligations under the BiomEdit TDA consist of four material rights to future technical research and development services and commercial licenses under individual TDPs that the Company expects to execute. The material rights represent an advance payment for the license rights, which will be granted upon the execution of future TDPs. As there is no additional payment for these license rights when future TDPs are executed, the Company has determined that there is a material right associated with each of the contemplated TDPs under the BiomEdit TDA. The Company has allocated approximately $2.2 million of the upfront non-cash consideration to each of the four material rights based on the estimated standalone selling price of the performance obligations. During the first quarter of 2023, the additional $1.1 million of non-cash consideration, which represents previously constrained variable consideration, was allocated to each of the four performance obligations under the arrangement with BiomEdit of $0.3 million each consistent with the initial relative selling price allocation.

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

As of June 30, 2023 and December 31, 2022 the Company had a deferred revenue balance of $7.9 million and $8.1 million, respectively, with BiomEdit. During the three and six months ended June 30, 2023, the Company recognized revenue of $0.9 million and $1.8 million, respectively, from services provided to BiomEdit.

13. Net Loss per Share

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of June 30,
	2023	2022
Warrants to purchase Class A common stock	51,825	51,825
Outstanding stock options	11,796	21,453
Unvested RSUs	184,236	214,272
Unvested RSAs	—	93
Earnout shares (1)	152,318	160,521
	400,175	448,164

(1) Represents earnout shares for which the service-based vesting conditions and/or market conditions have not been met.

14. Related Parties

The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Ginkgo Bioworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accounts receivable:
Allonnia, LLC	$228	$140
Arcaea, LLC	68	335
Verb Biotics, LLC	285	361
Ayana Bio, LLC	202	403
BiomEdit, LLC	116	288
Other equity investees	—	31
	$899	$1,558
Deferred revenue, current and non-current:
Motif FoodWorks, Inc.	$51,996	$52,018
Genomatica, Inc.	4,262	6,250
Allonnia, LLC	35,853	35,876
Arcaea, LLC	33,226	38,334
BiomEdit, LLC	7,947	8,144
Other equity investees	495	875
	$133,779	$141,497

Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cell Engineering revenue:
Joyn Bio, LLC	$—	$947	$—	$2,129
Motif FoodWorks, Inc.	2	507	3	1,852
Genomatica, Inc.	779	2,405	1,988	5,763
Allonnia, LLC	159	439	245	3,660
Arcaea, LLC	4,234	2,363	5,696	6,287
Verb Biotics, LLC	81	639	518	938
Ayana Bio, LLC	184	—	636	—
BiomEdit, LLC	869	—	1,777	—
Other equity investees	199	673	349	872
	$6,507	$7,973	$11,212	$21,501

Refer to Note 4 for additional details on the Company’s investments and equity method investments held in its related parties.

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

In 2020, in response to the COVID-19 pandemic, we launched our commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which we generate product and service revenue. In 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities.

During the second half of 2022, Concentric by Ginkgo expanded to offer biomonitoring and bioinformatic support services internationally as well as domestically. We are currently offering biomonitoring and bioinformatic support services domestically through our partnership with the CDC and XpresCheck, and internationally such as through our partnerships with Qatar Airways and Rwanda Biomedical Centre. These expanded offerings were not a material portion of our revenue in the six months ended June 2023, but we expect their relative value to increase in future periods.

The demand for COVID-19 testing in schools significantly diminished in the second quarter of 2023 and is expected to substantially end in the third quarter of 2023, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

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

Allonnia, LLC

Founded in 2019, Allonnia, LLC (“Allonnia”) was formed to focus on the application of synthetic biology in the waste bioremediation and biorecovery industries. We entered into an intellectual property contribution agreement that granted Allonnia rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received common units in Allonnia with a right to additional units subject to additional closings of Allonnia’s Series A preferred units. The initial fair value of our common units received in Allonnia was $24.5 million, subsequently increased by $12.7 million in 2021, all of which has been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Allonnia was capitalized through Series A preferred unit financings that raised approximately $52 million in gross proceeds from an investor group which included certain of our investors and Battelle Memorial Institute. In 2023, Allonnia raised an additional $30 million through a Series A extension. Ginkgo also entered into a Technical Development Agreement with Allonnia under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

Arcaea, LLC

Founded in 2021, Arcaea, LLC (“Arcaea”) was formed to focus on the application of synthetic biology in the beauty and personal care products industry. In March 2021, we entered into an intellectual property contribution agreement that granted Arcaea rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received common units in Arcaea with a right to additional units subject to additional closings of Arcaea’s Series A preferred units. The initial fair value of our common units received in Arcaea was $11.9 million, which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Arcaea was capitalized through a Series A preferred unit financing that raised approximately $77 million in gross proceeds from an investor group which included certain of our investors, CHANEL and Givaudan. Upon the closing of the Series A preferred unit financing in July 2021, we received an additional 5.2 million common units in Arcaea. The fair value of our Arcaea common units received in July 2021 of $35.5 million has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Ginkgo also entered into a Technical Development Agreement with Arcaea under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.

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

Structured Partnerships

Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the three months ended June 30, 2023, and 2022, we entered into 2 and 5 Startup Structured Partnerships, respectively, and received prepayments of service fees in the form of equity securities or convertible financial instruments in the amount of $1.1 million and $9.6 million, respectively, that is recognized as revenue over our period of performance. In the six months ended June 30, 2023, and 2022, we entered into 6 and 7 Startup Structured Partnerships, respectively, and received prepayments of service fees in the form of equity securities or convertible financial instruments in the amount of $17.0 million and $12.9 million, respectively, that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:

Genomatica, Inc.

Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of June 30, 2023, the carrying value of the investment is $44.9 million and reflects the historical cost less an impairment loss recognized in the second quarter of 2022.

Synlogic, Inc.

Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of June 30, 2023, the fair value of Synlogic common stock and warrants was $2.7 million and $1.1 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,		LTM (1)
	2023	2022	2023	2022	2023
New Programs	21	13	34	24	69
Current Active Programs	105	73	118	77	139
Cumulative Programs	198	129	198	129	198
(1)
Last twelve months ended June 30, 2023.

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

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the SRNG Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification in accordance with ASC 718 and the awards were remeasured using the fair value as of the modification date. RSU earnout shares were also modified as they were subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021. During the three months ended June 30, 2023 and 2022, we recognized $36.8 million and $594.0 million, respectively, of stock-based compensation expense related to the modified RSUs and RSU earnout shares. During the six months ended June 30, 2023 and 2022, we recognized $84.7 million and $1,244.1 million, respectively, of stock-based compensation expense related to the modified RSUs and RSU earnout shares.

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

Cell Engineering revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 4, 5, 12, and 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Biosecurity Revenue

In 2020, in response to the COVID-19 pandemic, we launched our commercial offering of COVID-19 testing products and services for businesses, academic institutions, and other organizations in which we generate product and service revenue. In 2021, we launched our pooled testing initiative which focuses on providing end-to-end COVID-19 testing and reporting services to public health authorities.

During the second half of 2022, Concentric by Ginkgo expanded to offer biomonitoring and bioinformatic support services internationally as well as domestically. We are currently offering biomonitoring and bioinformatic support services domestically through our partnerships with the CDC and XpresCheck, and internationally through our partnerships with Qatar Airways and Rwanda Biomedical Centre.

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

The demand for COVID-19 testing in schools significantly diminished in the second quarter of 2023 and is expected to substantially end in the third quarter of 2023, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of costs for personnel in executive, business development, finance, human resources, legal and other corporate administrative functions. G&A expenses also include legal fees incurred relating to corporate, intellectual property and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, insurance costs, facility-related costs not otherwise included in R&D expenses, and asset impairment.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table presents the result of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022 (as adjusted)*	Change	2023	2022 (as adjusted)*	Change
Cell Engineering revenue	$45,283	$44,242	$1,041	$79,379	$65,730	$13,649
Biosecurity revenue:
Product	10,788	3,887	6,901	22,454	17,834	4,620
Service	24,497	96,489	(71,992)	59,437	229,459	(170,022)
Total revenue	80,568	144,618	(64,050)	161,270	313,023	(151,753)
Costs and operating expenses:
Cost of Biosecurity product revenue	2,034	2,444	(410)	6,575	10,539	(3,964)
Cost of Biosecurity service revenue	16,062	61,467	(45,405)	33,896	138,804	(104,908)
Research and development (1)	144,282	290,059	(145,777)	306,921	613,635	(306,714)
General and administrative (1)	102,341	438,427	(336,086)	213,774	873,195	(659,421)
Total operating expenses	264,719	792,397	(527,678)	561,166	1,636,173	(1,075,007)
Loss from operations	(184,151)	(647,779)	463,628	(399,896)	(1,323,150)	923,254
Other income (expense):
Interest income, net	14,349	2,264	12,085	28,894	2,441	26,453
Loss on equity method investments	(67)	(10,166)	10,099	(1,516)	(31,053)	29,537
Loss on investments	(2,121)	(38,673)	36,552	(8,491)	(38,223)	29,732
Change in fair value of warrant liabilities	(4,482)	23,509	(27,991)	(3,278)	108,544	(111,822)
Gain on deconsolidation of subsidiary	—	—	—	—	15,900	(15,900)
Other income, net	3,224	230	2,994	6,152	2,149	4,003
Total other income (expense), net	10,903	(22,836)	33,739	21,761	59,758	(37,997)
Loss before income taxes	(173,248)	(670,615)	497,367	(378,135)	(1,263,392)	885,257
Income tax expense (benefit)	67	(45)	112	149	(229)	378
Net loss	(173,315)	(670,570)	497,255	(378,284)	(1,263,163)	884,879
Loss attributable to non-controlling interest	—	(1,745)	1,745	—	(3,833)	3,833
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(173,315)	$(668,825)	$495,510	$(378,284)	$(1,259,330)	$881,046
* As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

(1) In the first half of 2023 and 2022, R&D and G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”). Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$40,569	$217,291	$88,110	$483,631
General and administrative	21,908	389,979	49,567	782,674
Total	$62,477	$607,270	$137,677	$1,266,305

Cell Engineering Revenue

Cell Engineering revenue remained relatively flat in the three months ended June 30, 2023 compared to the same period in 2022, increasing by $1.0 million. In the second quarter of 2022, Cell Engineering revenue included a $18.1 million downstream value share payment related to the achievement of a commercial milestone while the second quarter of 2023 contained no such comparable amount.

Cell Engineering revenue increased $13.6 million in the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to progress of Current Active Programs with existing and new customers. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical milestones before contributing in a meaningful way to revenue.

As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration was $16.8 million in the three months ended June 30, 2023 compared to $26.8 million in the three months ended June 30, 2022, and $29.7 million in the six months ended June 30, 2023 compared to $36.9 million in the six months ended June 30, 2022.

The total number of Current Active Programs increased to 105 from 73 in the three months ended June 30, 2023 and 2022, respectively. In the second quarter of 2023, 21 New Programs commenced compared to 13 New Programs in the comparable prior quarter. Cumulative Programs increased to 198 from 129 in the three months ended June 30, 2023 and 2022, respectively. The number of customers increased to 63 from 36 in the three months ended June 30, 2023 and 2022, respectively.

The total number of Current Active Programs increased to 118 from 77 in the six months ended June 30, 2023 and 2022, respectively. In the first half of 2023, 34 New Programs commenced compared to 24 New Programs in the comparable prior period. Cumulative Programs increased to 198 from 129 in the six months ended June 30, 2023 and 2022, respectively. The number of customers increased to 68 from 37 in the six months ended June 30, 2023 and 2022, respectively.

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

Biosecurity Revenue

Biosecurity revenue decreased $65.1 million in the three months ended June 30, 2023, compared to the same period in 2022 and was comprised of an increase in product revenue of $6.9 million and a decrease in service revenue of $72.0 million.

Biosecurity revenue decreased $165.4 million in the six months ended June 30, 2023 compared to the same period in 2022 and was comprised of an increase in product revenue of $4.6 million and a decrease in service revenue of $170.0 million.

The amount and components of Biosecurity revenue are primarily dependent on the demand for COVID-19 testing products and services. In particular, the demand for COVID-19 testing in schools significantly diminished in the second quarter of 2023 and is expected to substantially end in the third quarter of 2023, particularly in light of the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023.

Cost of Biosecurity Product and Service Revenue

Cost of Biosecurity product and service revenue decreased $45.8 million and $108.9 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was driven by decreased demand for our COVID-19 testing products and services.

Research and Development Expenses

Research and development expenses decreased $145.8 million in the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $176.7 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), a decrease in laboratory supplies of $3.2 million, partially offset by increases in personnel-related compensation and benefits expense of $17.8 million, depreciation and amortization expense of $8.2 million, rent and facilities expense of $5.5 million, software and technology expense of $1.3 million, and other direct and allocated overhead expenses of $1.3 million. Increases in research and development expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering revenue and the integration of prior year acquisitions.

Research and development expenses decreased $306.7 million in the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $395.5 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), a decrease in laboratory supplies of $2.2 million, partially offset by increases in personnel-related compensation and benefits expense of $46.5 million, rent and facilities expense of $18.1 million, depreciation and amortization expense of $15.4 million, software and technology expense of $5.7 million, equipment expenses of $2.0 million, travel and entertainment expenses of $1.3 million, and other direct and allocated overhead expenses of $2.0 million. Increases in research and development expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering revenue and the integration of prior year acquisitions.

General and Administrative Expenses

General and administrative expenses decreased $336.1 million in the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $368.1 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), partially offset by increases in personnel-related compensation and benefits expense of $9.5 million, the impairment of certain property and equipment related to prior year acquisitions of $9.0 million, rent and facilities expense of $8.4 million, fair value adjustments to contingent consideration liabilities resulting from acquisitions of $4.5 million, and professional fees of $1.2 million primarily for audit and accounting services and consulting costs. Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering and Biosecurity revenue and the integration of prior year acquisitions.

General and administrative expenses decreased $659.4 million in the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $733.1 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), partially offset by increases in personnel-related compensation and benefits expense of $22.5 million, rent and facilities expense of $14.4 million, professional fees of $13.9 million primarily for audit and accounting services and consulting costs, the impairment of certain property and equipment related to prior year acquisitions of $9.0 million, fair value adjustments to contingent consideration liabilities resulting from acquisitions of $8.2 million, travel and entertainment expenses of $2.2 million, depreciation and amortization expense of $2.2 million, and increases of $1.3 million in other operating expenses, including software and technology, business taxes, marketing, and other direct and allocated overhead expenses. Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering and Biosecurity revenue and the integration of prior year acquisitions.

Interest Income, Net

Interest income, net increased $12.1 million and $26.5 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase was primarily due to increases in interest rates on cash held in money market accounts.

Loss on Equity Method Investments

Loss on equity method investments decreased $10.1 million in the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to our equity method investments in Joyn Bio, LLC (“Joyn Bio”) and BiomEdit. In the second quarter of 2022, we recorded a $5.4 million loss on our equity method investment in Joyn Bio, a joint venture which was subsequently terminated in the fourth quarter of 2022. Additionally, in the second quarter of 2022, we recorded a $4.6 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method. The balance of our equity method investment in BiomEdit has been reduced to zero in the first quarter of 2023 as a result of the application of the HLBV method; therefore, no further loss on this investment was recognized during the second quarter of 2023.

Loss on equity method investments decreased $29.5 million in the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to our equity method investments in Verb, Joyn Bio, and BiomEdit. Upon the deconsolidation of Verb in the first quarter of 2022, we recorded a $15.9 million loss on our retained investment in Verb due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Additionally, in the first half of 2022, we recorded a $10.4 million loss on our equity method investment in Joyn Bio, which was subsequently terminated in the fourth quarter of 2022. Our share of BiomEdit's losses under the HLBV method decreased by $3.1 million in the first half of 2023 compared to the same period in 2022.

Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.

Loss on Investments

Loss on investments decreased $36.6 million in the three months ended June 30, 2023 compared to the same period in 2022, and decreased $29.7 million in the six months ended June 30, 2023 compared to the same period in 2022. The decrease was driven by fluctuations in the stock prices of the marketable equity securities we hold, an $8.3 million decrease in impairment losses related to our non-marketable equity securities, and a $12.6 million mark-to-market adjustment on equity securities received as downstream value share payments upon the achievement of a commercial milestone in the second quarter of 2022. Non-cash consideration from customers is initially measured at the fair value of the non-cash consideration at contract inception.

Change in Fair Value of Warrant Liabilities

We recorded a $4.5 million loss on the change in fair value of warrant liabilities in the three months ended June 30, 2023 compared to a gain of $23.5 million in the three months ended June 30, 2022. We recorded a $3.3 million loss on the change in fair value of warrant liabilities in the six months ended June 30, 2023 compared to a gain of $108.5 million in the six months ended June 30, 2022. The change in fair value of warrant liabilities is primarily driven by changes in the value of our common stock, which increased during the current year periods, increasing the fair value of the liability classified warrants.

Gain on Deconsolidation of Subsidiary

Gain on deconsolidation of subsidiary in the three and six months of 2022 relates to our deconsolidation of Verb and consisted of our $15.9 million retained interest in Verb measured at fair value as of the deconsolidation date.

Other Income, Net

Other income, net increased $3.0 million and $4.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to increased sublease rent income and a decrease in loss on the change in the fair value of convertible notes.

Non-GAAP Information

In addition to our results determined in accordance with GAAP, we use earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions. We believe these non-GAAP measures, when viewed with our GAAP results, may be helpful to investors in assessing our operating performance.

We define EBITDA as net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders before the impact of interest income, interest expense, provision for income taxes and depreciation and amortization.

We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, loss on equity method investments, loss on investments, change in fair value of warrant liabilities, gain on deconsolidation of subsidiary, acquired in-process research and development assets in connection with asset acquisitions, impairment charges, and other income and expenses. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions. The prior year non-GAAP financial measures presented below have been recast accordingly to conform to the new presentation for comparability. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.

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

The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(173,315)	$(668,825)	$(378,284)	$(1,259,330)
Interest income, net	(14,349)	(2,264)	(28,894)	(2,441)
Income tax expense (benefit)	67	(45)	149	(229)
Depreciation and amortization	17,652	9,028	36,610	17,968
EBITDA	(169,945)	(662,106)	(370,419)	(1,244,032)
Stock-based compensation (1)	62,477	607,270	137,677	1,266,305
Loss on equity method investments (2)	67	9,952	1,516	30,216
Loss on investments	2,121	38,673	8,491	38,223
Change in fair value of warrant liabilities	4,482	(23,509)	3,278	(108,544)
Gain on deconsolidation of subsidiary	—	—	—	(15,900)
Merger and acquisition related expenses (3)	16,493	4,321	34,855	8,167
Asset impairment (4)	9,001	—	9,001	—
Change in fair value of convertible notes	(152)	906	(196)	332
Adjusted EBITDA	$(75,456)	$(24,493)	$(175,797)	$(25,233)

* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

(1)
For the three and six months ended June 30, 2023, includes $1.0 million and $3.2 million, respectively, in employer payroll taxes. For the three and six months ended June 30, 2022, includes $0.8 million and $7.0 million, respectively, in employer payroll taxes.
(2)
Represents losses on equity method investments under the HLBV method, net of losses attributable to non-controlling interests.
(3)
Represents transaction and integration costs directly related to mergers and acquisitions including (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, and (iv) acquired intangible assets expensed as in-process research and development associated with asset acquisitions.
(4)
Represents impairment loss on lab equipment acquired as part of the Zymergen, Inc. acquisition.

Liquidity and Capital Resources

Sources of Liquidity

Upon the closing of the SRNG Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from investments from certain accredited investors for 76 million shares of the Company’s Class A common stock at a price of $10.00 per share. As of June 30, 2023, we had cash and cash equivalents of $1,105.8 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

There have been no significant changes to our material cash requirements during the six months ended June 30, 2023 as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

Cash Flows

The following table provides information regarding our cash flows for each period presented:

	Six Months Ended June 30,
(in thousands)	2023	2022 (as adjusted)*
Net cash used in:
Operating activities	$(164,118)	$(119,306)
Investing activities	(30,638)	(50,648)
Financing activities	(2,269)	(2,035)
Effect of exchange rate changes	(495)	(104)
Net decrease in cash, cash equivalents and restricted cash	$(197,520)	$(172,093)

* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted of net loss of $378.3 million, adjusted for net change in operating assets and liabilities of $10.4 million and non-cash charges of $224.6 million. The net change in operating assets and liabilities was primarily due to a $15.4 million decrease in accounts receivable, a $9.5 million decrease in prepaid expenses and other current assets, a $4.1 million decrease in operating lease right-of-use assets from lease incentives, a $3.0 million increase in accounts payable due to timing of invoices, partially offset by a $7.0 million decrease in accrued expenses and other current liabilities, a $21.4 million decrease in deferred revenue and a $13.3 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $36.6 million of depreciation and amortization, $134.5 million of stock-based compensation expense, $10.0 million loss on investments including equity method investments, $8.5 million loss on the change in fair value of contingent consideration liabilities, $16.3 million non-cash lease expense and $9.0 million impairment loss on assets held for sale.

Net cash used in operating activities for the six months ended June 30, 2022 consisted of net loss of $1,263.2 million, adjusted for net change in operating assets and liabilities of $70.6 million and non-cash charges of $1,214.5 million. The net change in operating assets and liabilities was primarily due to a $38.6 million increase in accounts receivable driven by an increase in Biosecurity revenue, a $4.7 million increase in inventory from increased purchases of LFA and pooled test kits in response to higher demand, a $12.9 million decrease in accrued expenses and other current liabilities, a $19.7 million decrease in deferred revenue, a $4.0 million decrease in other non-current liabilities, partially offset by a $10.7 million increase in accounts payable and a $4.4 million decrease in prepaid expenses and other current assets. Non-cash charges primarily consisted of $18.0 million in depreciation and amortization expense, $1,259.3 million in stock-based compensation expense, $31.1 million loss on equity method investments, $38.2 million loss on investments, partially offset by $18.1 million of non-cash equity consideration received from a customer upon achievement of a commercial milestone, $108.5 million gain on the change in fair value of warrant liabilities and $15.9 million gain on the deconsolidation of Verb.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of purchases of property and equipment of $33.0 million associated with Foundry capacity and capability investments.

Net cash used in investing activities for the six months ended June 30, 2022 primarily consisted of purchases of property and equipment of $13.2 million associated with Foundry capacity and capability investments, purchase of marketable equity securities of $3.7 million, relinquishment of $28.8 million in cash upon the deconsolidation of Verb, $6.5 million convertible note financing provided to Joyn Bio, partially offset by $1.4 million of cash acquired in an acquisition.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 primarily consisted of principal payments on finance leases and payment of contingent consideration related to a business acquisition.

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

Foreign Currency Fluctuation Risk

We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation gain (loss) was $0.3 million and $(3.1) million in the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $(3.8) million in the six months ended June 30, 2023 and 2022, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors and customers. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 were still present as of June 30, 2023. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $378.3 million and $1,259.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $4,775.9 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity and public health unit, Concentric by Ginkgo. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from Concentric by Ginkgo. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.

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

We do not currently have any commitments for future funding. We may receive fees, milestones, and royalty payments under our customer agreements, but these are not guaranteed, and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Additionally, we may sell our equity interests in certain subsidiaries or collaborations but most of these equity stakes are in private companies and we may not be able to find a buyer due to contractual restrictions or otherwise, or may incur significant impairment if we sell these positions for liquidity. We may not receive any further funds under those agreements, the funds we receive may be lower than projected and/or disclosed as potential downstream value, or our program costs may be higher than projected. In addition, we may not be able to sign new customer agreements or enter into new development plans with existing customers with adequate funds to cover program development expenses. As a result of these and other factors, we do not know whether additional financing will be available when needed, or, if available, whether such financing would be on terms favorable to our stockholders or us.

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

We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to Concentric by Ginkgo, now that the White House and World Health Organization have each announced the end of the public health emergency effective May 2023, the revenue stream of our COVID-19 testing services significantly diminished in the second quarter of 2023 and is expected to substantially end in the third quarter of 2023.

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

Uncertainty regarding the demand for passive monitoring programs and biosecurity services could materially adversely affect our business.

Our biosecurity and public health offering, Concentric by Ginkgo, consists of pathogen testing, passive monitoring, and bioinformatics programs, which are subject to inherent risks of commercial viability, such as demand for tests and price or market share erosion due to competition. For example, the White House and World Health Organization have each announced the end of the public health emergency effective May 2023; therefore, the revenue stream of our COVID-19 testing services has significantly diminished.

In light of these announcements, Concentric by Ginkgo is no longer participating in school testing programs.

As a result, Concentric by Ginkgo is now focusing on surveillance programs and analytic services for its biosecurity offering. However, creating the commercial and technical infrastructure to provide biosecurity services globally is expensive. We may also be limited in our ability to scale up based on expense or unavailability of the required materials, equipment, personnel and infrastructure necessary to deliver biosecurity on a large, international scale. We may not be able to recover our investment expenses with sufficient revenue generated by our biosecurity efforts.

Our ability to commercialize our biosecurity programs is also subject to available government, private, and multilateral funding. If governments decide that the biosecurity offerings are not necessary or that they do not have the funds to support them, we may experience difficulty in expanding and growing the biosecurity business.

We are or could become involved in securities or shareholder litigation and other related matters, which could be expensive and time-consuming. Such litigation and related matters could harm our business.

We have been and may in the future be a target for securities and shareholder lawsuits, including lawsuits filed in connection with the Zymergen Acquisition. In addition, litigation is pending against Zymergen and certain of its former officers and directors in connection with Zymergen’s April 2021 initial public offering and against Zymergen with respect to its acquisition of Lodo. The outcome of such pending and potential litigation is uncertain. Such disputes, including any related governmental or regulatory investigations and the cost of defending such, could result in an adverse effect on our business, results of operations, financial condition, reputation and cash flows, and could adversely impact the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and could impose a significant burden on management and employees. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

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

We engage in conversations with companies regarding potential customer collaborations on an ongoing basis. We may spend considerable time and money engaging in these conversations and feasibility assessments, including understanding the technical approach to a program, customer concerns and limitations, and legal or regulatory landscape of a potential program or offering, which may not result in a commercial agreement. Even if an agreement is reached, the resulting relationship is not always successful, which may be for many reasons, including our inability to complete a program to our customers’ specifications or within our customers’ time frames, or unsuccessful development or commercialization of products or processes by our customers. In such circumstances, our revenues and downstream value potential from such a collaboration has been and might in the future be meaningfully reduced.

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

Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. We may continue to seek attractive opportunities to acquire technologies or businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. In addition, any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets in the acquisition and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired technologies or businesses successfully, make any acquired businesses profitable, retain key employees or realize anticipated revenues, cost savings, or synergies, if any, from these acquisitions, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by acquisitions, investments, transition and/or integration activities. See “Risk Factors–Risks Related to the Zymergen Acquisition.”

We have in the past, and in the future may continue to pursue strategic acquisitions and investments that are dilutive to our stockholders, and such strategic acquisitions or investments could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and, as appropriate opportunities become available, we may acquire additional businesses, assets, technologies, or products to enhance our business in the future, but our ability to do so successfully cannot be ensured. We have also made investments in companies that we view as synergistic with our business. Although we conduct due diligence on these acquisitions and investments, such processes may underestimate or fail to reveal significant liabilities and we could incur losses resulting from liabilities of the acquired business that are not covered by indemnification we may obtain from the seller. Even if we identify suitable opportunities, including pending transactions, we may not be able to complete such acquisitions on favorable terms or at all, which could damage our business. Additionally, pursuing acquisitions, whether successful or unsuccessful, could result in civil litigation and regulatory penalties. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt or spend cash in connection with a strategic acquisition, which may cause us to face liquidity concerns or be subject to restrictive covenants in the future. We have issued, and in the future may issue, common stock or other equity securities to the stockholders of the acquired company, which, if such issuances were unregistered, we may be contractually required to register on Form S-3 and may be subject to piggyback registration rights. Such issuances could constitute a material portion of our then-outstanding shares of common stock and may reduce the percentage ownership of our existing stockholders.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any future acquisitions, any transactions that we have completed or in the future do complete may not yield the anticipated benefits and may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Conversely, any failure to pursue or delay in completing any acquisition or other strategic transaction that would be beneficial to us, including those caused by competing parties, could impact our ability to sign new programs, delay the development of our platform, or slow the advancement of our programs and, thus, potential commercialization of our customer’s products.

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

The COVID-19 pandemic and the war in Ukraine have disrupted global supply chains. Additionally, widespread inflationary pressures exist across global economies, resulting in disruptions or higher costs for disposable lab equipment, raw materials and synthetic biology materials and services, and significant increases in the future could adversely affect our results of operations. We have experienced shortages in some of our key equipment and supplies, including those required in our labs, as well as disruptions in services provided by third parties, and may continue to do so in the future as a result of the pandemic, or otherwise. We may also experience price increases, quality issues and longer lead times due to unexpected material shortages, service disruptions, and other unanticipated events, which may adversely affect our supply of lab equipment, lab supplies, chemicals, reagents, supplies, and lab services. For some suppliers, we do not enter into long-term agreements and instead secure our materials and services on a purchase order basis. Our suppliers may reduce or cease their supply of materials or services to us at any time in the future. If the supply of materials or services is interrupted, our programs may be delayed.

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

For the six months ended June 30, 2023, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.

Some of our suppliers and contract manufacturers are foreign entities. We may face disruptions due to the inability to obtain customs clearances in a timely manner or restrictions on shipping or international travel. As a result of ongoing global supply chain challenges resulting in very long lead times for certain products and equipment, we may order in larger volumes in order to secure the supplies we require for our future operations, which may negatively impact our financial conditions, especially if we are unable to use the supplies ordered.

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

In addition, if a high profile biosecurity breach or unauthorized release of a biological agent occurs within our industry, our customers and potential customers may lose trust in the security of the laboratory environments in which we produce GMOs, genetically modified microorganisms (“GMMs”) and Genetically Modified Materials, even if we are not directly affected. Any adverse effect resulting from such a release, by us or others, could have a material adverse effect on the public acceptance of products from engineered cells and our business and financial condition. Such a release could result in increased regulatory scrutiny of our facilities, platform, and programs, and could require us to implement additional costly measures to maintain our regulatory permits, licenses, authorizations and approvals. To the extent such regulatory scrutiny or changes impact our ability to execute on existing or new programs for our customers, or make doing so more costly or difficult, our business, financial condition, or results of operations may be adversely affected. In addition, we could have exposure to liability for any resulting harm, as well as to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the safety of engineered cells materials and organisms, impairment to our business, and corresponding fees, costs, expenses, loss of revenues, and other potential liabilities, as well as increased costs or loss of revenue or other harm to our business.

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

We operate as a platform company. As such, we rely on our customers to commercialize products that may be enabled by our engineered cells, other biological assets(e.g., enzyme DNA sequences) and/or biomanufacturing processes. A portion of the value in our customer collaborations is typically earned through downstream value sharing in the form of equity, royalty streams, or milestone payments. If our customers are not successful in bringing these products to market, or if these products are not successful once on the market, the downstream portion of our value will be adversely impacted. Because we do not directly control manufacturing, product or downstream process development or commercialization, we have limited ability to impact the quality of our partners’ production processes and ultimate commercial success.

In addition, our customers have chosen, and may in the future choose, not to develop or commercialize a product we have enabled in which we are entitled to downstream value sharing. In our current relationships, we would have limited or no recourse to find alternative methods to monetize these products without the original customer. Because this industry is still nascent and the regulatory environment is evolving, we have limited historical information on the probability of commercial success for bioengineered products or biomanufacturing processes in the market and have limited ability to underwrite the likelihood that our customers will be able to create valuable products or processes in their market using the results of their programs with us. If we overestimate the probability or scale of commercial success, the price of our common stock may be adversely impacted as a result of lower expectations for future cash flows from customer collaborations.

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

We are actively evaluating how to maximize the expected benefits and synergies from the acquisition of Zymergen Inc. (the “Zymergen Acquisition”). The value of our Class A Common Stock could be adversely affected if we are unable to realize the anticipated benefits and synergies from the Zymergen Acquisition on a timely basis or at all. The benefits and synergies expected from the Zymergen Acquisition, which we aim to realize include the following:

•
productivity improvements and corresponding decreases in unit costs as a result of Zymergen’s robotic automation and material conveyance technology;
•
ability to accelerate scaling efforts while minimizing incremental run-rate operating expenses;
•
acceleration of Ginkgo’s software development goals, including higher utilization and efficiency, due to Zymergen’s proprietary software and data stack;
•
improvements and additions to Ginkgo’s Codebase;
•
increased probability of program success and lower costs for customers;
•
increased strain engineering expertise from knowledgeable Zymergen employees; and
•
a pro forma cost structure that is materially less than the combined standalone cost structure of Ginkgo and Zymergen.

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

•
difficulties integrating new and existing technologies, systems and processes into our platform and operations;
•
successfully managing relationships with the combined supplier and customer base of Ginkgo and Zymergen;
•
coordinating and integrating independent research and development and engineering teams across platforms while reducing costs;
•
consolidating and integrating procurement, research, development and engineering activities and processes and customer and technical support and management and administrative functions;
•
the ability to create value from Zymergen’s product portfolio assets;
•
coordinating sales and marketing efforts to effectively position our capabilities and the direction of our platform;
•
limitations or encumbrances on certain Zymergen intellectual property or other difficulties integrating Zymergen intellectual property into Ginkgo’s portfolio;
•
the increased scale and complexity of our operations resulting from the Zymergen Acquisition;
•
managing Zymergen’s real estate cost commitments;
•
retaining key employees of Ginkgo and Zymergen;
•
managing employee transition and severance costs;

•
integrating and managing Ginkgo’s other acquisitions in addition to the Zymergen Acquisition; and
•
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

There has been limited market interest in the product portfolio developed by Zymergen, which may limit our ability to create value from these assets.

Zymergen’s business model involved developing products internally in areas as diverse as materials, drug discovery, agriculture, and consumer products. We have been seeking partners for these programs but to date those efforts have not been successful. Zymergen’s assumptions regarding and the data underlying the estimates of the total annual addressable markets and serviceable addressable markets may not be correct, and the conditions supporting assumptions or estimates may change at any time, thereby reducing the accuracy of the estimates. If we are unable to recognize value from Zymergen’s product portfolio assets our business, financial condition and operational results may be adversely affected.

The acquisition of Zymergen may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company have been and may continue to be adversely affected by cash expenses and non-cash accounting charges incurred in connection with Ginkgo’s integration of the business and operations of Zymergen. The amount and timing of these possible charges are not yet known. Our failure to identify or accurately assess the magnitude of certain liabilities, including in connection with Zymergen’s pending legal proceedings, could result in unexpected costs, including through litigation or regulatory exposure. Further, if we are unable to manage Zymergen’s real estate cost commitments, which were approximately $195 million in long-term commitments as of the closing date of the Zymergen Acquisition, or if we incur unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects, it may negatively impact Ginkgo’s business, operating results or financial condition. The price of our Class A Common Stock could decline to the extent the combined company’s financial results are materially affected by any of these events. For example, Zymergen incurred cash-based severance costs of approximately $12.1 million and stock-based compensation costs of approximately $4.9 million related to the reductions in force it announced beginning in Q4 2022 through Q2 2023. We expect that Zymergen will continue to incur cash-based severance and stock-based compensation costs through 2023.

Ginkgo’s future results will suffer if it does not effectively manage its expanded operations and geographic footprint following the Zymergen Acquisition.

The size and scope of operations of the business of the combined companies has increased beyond the size and scope of operations of either Ginkgo’s or Zymergen’s businesses prior to the acquisition. Our future success depends, in part, upon our ability to manage our expanded business, which has posed substantial challenges for our management related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or increased costs or that we will realize the expected synergies and other benefits currently anticipated from the Zymergen Acquisition.

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

There are a number of companies in the broader synthetic biology industry, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments, including emerging artificial intelligence (“AI”) technologies, may result in our platform becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies that enable our customers to develop products using our platform in a manner that is either less expensive, faster, superior or otherwise differentiated from what a competitor’s technologies and products might enable. If we are unable to continue to successfully advance our platform or the services it provides at scale, or if our customers are unable to commercialize the products or processes made or improved upon by using our platform, our business and results of operations will be adversely impacted.

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

Our technologies and the technologies of our customers involve the use of genetically modified cells, organisms and biomaterials, including, without limitation, GMOs, GMMs, Genetically Modified Materials and their respective products. The use, production and marketing of Genetically Modified Materials are subject to laws and regulations in many countries, some of which are new and some of which are still evolving. In the United States, the FDA, the EPA and the USDA are the primary agencies that regulate the use of GMOs, GMMs and potential products derived from GMOs or GMMs. If regulatory approval of the Genetically Modified Materials or resulting products is not secured, our business operations, financial condition and our ability to grow as a business could be adversely affected. We expect to encounter regulations regarding Genetically Modified Materials in most, if not all, of the countries in which our customers may seek to establish production capabilities or sell their products and the scope and nature of these regulations will likely be different from country to country. Governmental authorities could, for safety, social or other purposes, impose limits on, or implement regulation of, the use, production or marketing of Genetically Modified Materials. If our customers cannot meet the applicable requirements in other countries in which they intend to produce or sell their products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

Other changes in the law may further detract from the value of life science patents and facilitate challenges to our patents. In some cases, we use genetic sequence information from naturally occurring organisms and inventions created in whole or in part using AI, which may not be patentable. U.S. Supreme Court rulings have narrowed the scope of patent protection for naturally occurring sequences and for inventions based on the observation and exploitation of natural phenomena. These decisions have weakened the rights of patent owners in certain situations. The U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) and the Supreme Court have also issued a series of rulings that create obstacles to the patenting of groups of genetic sequences that share functional characteristics, making it more difficult to obtain claims to certain genetic constructs, particularly antibodies. These changes in the law have created uncertainty with respect to the validity and enforceability of patents covering natural and engineered sequences. In some cases, we use AI in designing sequences. The Federal Circuit has ruled that inventions created entirely by AI are not patentable, while the USPTO has sought public comment about how it could encourage the use of AI in developing inventions. Because the law is in flux with respect to AI-assisted inventions, there is uncertainty and risk associated with patenting such inventions. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a further material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

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

Litigation arising from disputes relating to the intellectual property of third parties is expensive, time-consuming, and uncertain. There can be no assurance that we will prevail in such disputes. Parties making claims against us might be able to obtain injunctive or other relief, which could block our or our customers’ ability to develop, commercialize and sell products or use our technologies, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we were found to have willfully infringed. In the event of a successful claim against us, we or our customers might be required to pay damages and ongoing royalties, and obtain licenses from third parties, or be prohibited from selling certain products or using certain technologies. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all. In addition, we or our customers could encounter delays in product or service introductions while we attempt to develop alternative designs or redesign existing products or technologies to avoid or resolve these claims. Our loss in any lawsuit or failure to obtain a license could prevent us from using our platform and technologies. Such a loss or failure could materially affect our business and reputation. Any litigation pertaining to these issues would have substantial costs, even if the eventual outcome were favorable to us, and would divert management’s attention from our business objectives.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. Our future success depends upon our ability to attract, train, retain and motivate highly qualified management, scientific, engineering, information technology, operations, business development and marketing personnel, among others. In addition, the market for qualified personnel is very competitive because of (a) the limited number of people available who have the necessary technical skills and understanding of our technology and products and (b) the nature of our industry which requires certain of our technical personnel to be on-site in our facilities. We compete for qualified technical personnel with other life sciences and information technology companies, as well as academic institutions and research institutions in the markets in which we operate, including: Massachusetts, USA; California, USA; The Netherlands; France; and Switzerland. In addition, as we add international operations, we will increasingly need to recruit qualified personnel outside the United States. However, doing so may also require us to comply with laws to which we are not currently subject, which could cause us to allocate or divert capital, personnel and other resources from our organization, which could adversely affect our business, financial condition, results of operations, prospects and reputation. Establishing international operations and recruiting personnel has in the past been impacted by COVID-19 travel and operational restrictions. Our senior leadership team is critical to our vision, strategic direction, platform development, operations and commercial efforts. Our employees, including members of our leadership team, could leave our company with little or no prior notice and would be free to work for a competitor. We also do not maintain “key person” life insurance on any of our employees. The departure of one or more of our founders, senior leadership team members or other key employees could be disruptive to our business until we are able to hire qualified successors.

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
•
sabotage, vandalism and cyberattacks; and
•
local epidemics or global pandemics such as the COVID-19 pandemic.

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

Actual or rumored events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, the closures of SVB and Signature Bank in March 2023 and First Republic Bank in May 2023 have created bank-specific and broader financial institution liquidity risk and concerns. Although the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

We regularly maintain cash balances at third-party financial institutions, including SVB, in excess of the Federal Deposit Insurance Corporation insurance limit. Immediately following SVB's receivership, we temporarily lost access to our cash and cash equivalents at SVB. While we regained access to all funds held at SVB, any similar failure of a depository institution to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Our business activities may be subject to regulation and enforcement by the FDA, U.S. Department of Justice, HHS, Office of Inspector General, and other federal and state governmental authorities. Although our offerings are not currently billed to any third-party payor, including any commercial payor or government healthcare program, we may, in the future, submit claims for our services to third-party payors, including government healthcare programs. If we submit claims to third-party payors, such activity will expand the scope of federal and state healthcare laws applicable to us.

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
•
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

We have offered COVID-19 testing services by partnering with third-party laboratories, diagnostic test manufacturers and manufacturers of collection kits, which are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business, including significant governmental certification and licensing regulations. New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, may also limit our potential revenues, and we may need to revise our R&D or commercialization programs. The costs of defending claims associated with violations, as well as any sanctions imposed, could significantly adversely affect our financial performance.

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

Current regulations governing the testing services we offer are shifting and in some cases unclear. In addition, our laboratory partners may be unsuccessful in validating, or obtaining or maintaining authorizations for, the tests we rely on to provide our COVID-19 testing services. If any third-party manufacturers or laboratories offering tests that we use in our testing services are deemed by the FDA or other regulatory authorities to have violated applicable law or if the tests or test components are marketed, processed or distributed in violation of applicable law, we may be subject to enforcement action or litigation, or we may be required to find alternative tests to support our testing services, which could increase our costs.

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

Several states have enacted privacy laws governing the use and disclosure of health information, such as the California Confidentiality of Medical Information Act; these laws are not preempted by HIPAA to the extent they are more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our partners. Further, in recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, and creating new data privacy and security laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January

1, 2020. The CCPA creates new transparency requirements and grants California residents several new rights with respect to their personal information. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act (“CPRA”), which significantly expands the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required to remain compliant with similar laws that have been proposed or passed in other states, including the Virginia Consumer Data Protection Act, which took effect on January 1, 2023.

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

We are exposed to the risk that our employees, agents, contractors, research partners, consultants or vendors may engage in fraudulent or other illegal activity or misconduct. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that causes us to breach our contracts and/or violates applicable laws and regulations, including but not limited to laws:

•
applicable to the provision of health care services;
•
governing the storage and handling of controlled substances;
•
requiring the reporting of true, complete and accurate information to the FDA, USDA, and other government agencies;
•
specifying vendor qualification standards and recordkeeping requirements;
•
international, federal and state fraud and abuse laws and regulations;
•
protecting the privacy and security of personally identifiable information and requiring breach notification;
•
relating to anti-corruption, anti-bribery, and anti-money laundering; and
•
requiring the true, complete and accurate reporting of services, financial information, or data.

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

Screening and/or diagnostic tests used in the testing programs and services of our affiliated company Concentric by Ginkgo are subject to EUAs granted by the FDA to the manufacturers or laboratories marketing such tests. Each EUA requires compliance with certain conditions, including specific workflow requirements, and imposes other limitations on the test’s marketing, distribution, and use. The FDA has signaled that, while there will be a grace period for EUA holders to transition their devices, not all of the EUA products we distribute may apply for or be approved by the FDA and may need to withdraw from the market. Sourcing and finding products that transition from EUA to FDA cleared status may increase our costs of sourcing these products and may impact our profitability.

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

Zymergen was a party to a mitigation agreement with the Committee on Foreign Investment in the United States (“CFIUS”).

When we acquired Zymergen, Zymergen was subject to a preexisting agreement with CFIUS relating to an investor in Zymergen (who, following the Zymergen Acquisition, became a Ginkgo shareholder). This agreement required Zymergen to adhere to certain information and technology protection requirements. In May 2023, the parties agreed to terminate the agreement. Prior to the termination, Zymergen had incurred incremental additional costs in implementing and complying with the agreement and ensuring compliance to avoid any penalties, injunctive action, additional mitigation conditions or other restrictions.

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

Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of June 30, 2023, our directors and executive officers hold in the aggregate approximately 46.7% of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate approximately 64.7% of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.

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

There are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to certain earnout price thresholds ranging from $12.50 to $20.00 for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of June 30, 2023. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2023, we issued a total of 2,819,843 shares of our Class A common stock to StrideBio, valued at approximately $3.6 million, as consideration in connection with the acquisition of certain in-process research and development assets from StrideBio, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On May 9, 2023, we issued a total of 2,023,470 shares of our Class A common stock to the sellers of FGen, valued at approximately $2.5 million, as settlement for employee retention payments, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Ginkgo Bioworks Holdings, Inc.

Date: August 9, 2023	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2023	By:	/s/ Steven P. Coen
Name: Steven P. Coen
Title: Chief Accounting Officer (Principal Accounting Officer)