Form 10-Q
period 2023-09-30
Ginkgo Bioworks Holdings, Inc.
filed 2023-11-08
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-40097
______________________________________________
GINKGO BIOWORKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________

Delaware	87-2652913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Drydock Avenue 8th Floor Boston, MA	02210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 422-5362
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of October 31, 2023, the registrant had 1,619,442,071 shares of Class A common stock, 378,994,485 shares of Class B common stock and 120,000,000 shares of non-voting Class C common stock outstanding.

Cautionary Note Regarding Forward Looking Statements
This report includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Ginkgo Bioworks Holdings, Inc. (“Ginkgo”). These statements are based on the beliefs and assumptions of the management of Ginkgo. Although Ginkgo believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Ginkgo cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•Ginkgo’s ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•Ginkgo’s ability to retain or recruit, or adapt to changes required in, its founders, senior executives, key personnel or directors;
•The bankruptcy filing of Zymergen Inc. (“Zymergen”), our wholly owned subsidiary, on October 3, 2023 (the “Zymergen Bankruptcy”), including its expected impact on Ginkgo’s non-exclusive license with Zymergen and its anticipated impacts on Ginkgo’s future financial statements;
•the business, operations and financial performance of Ginkgo, including:
◦Ginkgo’s ability to effectively manage its growth;
◦Ginkgo’s exposure to the volatility and liquidity risks inherent in holding equity interests in certain of its customers;
◦rapidly changing technology and extensive competition in the synthetic biology industry that could make the products and processes Ginkgo is developing obsolete or non-competitive unless it continues to collaborate on the development of new and improved products and processes and pursue new market opportunities;
◦Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing processes that Ginkgo develops;
◦the anticipated growth of Ginkgo’s biomonitoring and bioinformatic support services, including the relative value of the services on Ginkgo’s future Biosecurity revenue;
◦Ginkgo’s development of and investment in artificial intelligence (“AI”) tools and achievement of certain milestones under its agreement with Google LLC (“Google Cloud”);
◦Ginkgo’s ability to comply with laws and regulations applicable to its business; and
◦market conditions and global and economic factors beyond Ginkgo’s control.
Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others:
•intense competition and competitive pressures from other companies worldwide in the industries in which Ginkgo operates;
•litigation, including securities or shareholder litigation, and the ability to adequately protect Ginkgo’s intellectual property rights;
i

•the success of Ginkgo’s programs, the growth of Ginkgo’s biomonitoring and bioinformatic support services, the growing efficiency and cost advantage of Cell Engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration; and
•other factors detailed under the section entitled “Risk Factors.”
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
•We have a history of net losses. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.
•Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock issued in the future), which have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval.
•We may need substantial additional capital in the future in order to fund our business.
•We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations, and financial condition could be adversely affected.
•Our limited operating history makes it difficult to evaluate our current business and future prospects.
•We currently own and may in the future own equity interests in other operating companies, including certain of our customers, and we may receive non-cash consideration which involves estimations of fair market value. The initial fair market value of the non-cash consideration may decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Consequently, we have exposure to the volatility and liquidity risks inherent in holding their equity and overall operational and financial performance of these businesses.
•We have in the past, and in the future may continue to pursue strategic acquisitions and investments that are dilutive to our stockholders and that could have an adverse impact on our business if they are unsuccessful.

•We must continue to secure and maintain sufficient and stable supplies of laboratory reagents, consumables, equipment, and laboratory services. We depend on a limited number of suppliers, some of which are single-source suppliers, and contract manufacturers for critical supplies, equipment, and services for research, development, and manufacturing of our products and processes. Our reliance on these third parties exposes us to risks relating to costs, contractual terms, supply, and logistics, and the loss of any one or more of these suppliers or contract manufacturers or their failure to supply us with the necessary supplies, equipment, or services on a timely basis, could cause delays in our research, development, or production capacity and adversely affect our business.
•We use biological, hazardous, flammable and/or regulated materials that require considerable training, expertise and expense for handling, storage and disposal and may result in claims against us.
•Third parties may use our engineered cells, materials, and organisms and accompanying production processes in ways that could damage our reputation.
•If our customers discontinue their development, production and manufacturing efforts using our engineered cells and/or biomanufacturing processes, our future financial position may be adversely impacted.
•Further, because our revenue is concentrated in a limited number of customers, some of which are related parties, and our revenue, results of operations, cash flows and reputation in the marketplace may suffer upon the loss of a significant customer.
•We are or could become involved in securities or shareholder litigation and other related matters, which could be expensive and time-consuming. Such litigation and related matters could harm our business.
•We are subject to risks related to the Zymergen Bankruptcy.
•In certain cases, our business partners may have discretion in determining when and whether to make announcements about the status of our collaborations, including about developments and timelines for advancing programs, and the price of our common stock may decline as a result of announcements of unexpected results or developments.
•Uncertainty regarding the demand for passive monitoring programs and biosecurity services could materially adversely affect our business.
•Rapidly changing technology and emerging competition in the synthetic biology industry could make the platform, programs, and products we and our customers are developing obsolete or non-competitive unless we continue to develop our platform and pursue new market opportunities.
•Our investments in and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
•Ethical, legal and social concerns about genetically modified organisms (“GMOs”) and genetically modified plant or animal cells and genetically modified proteins and biomaterials (collectively, “Genetically Modified Materials”) and their resulting products could limit or prevent the use of products or processes using our technologies, limit public acceptance of such products or processes and limit our revenues.
•If we are unable to obtain, maintain and defend patents protecting our intellectual property, our competitive position will be harmed. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position will be harmed. We may become involved in lawsuits or other enforcement proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and potentially unsuccessful.
•We rely on our customers, joint venturers, equity investees and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.

•We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future. A failure to maintain an effective system of internal control over financial reporting may result in a failure to accurately report our financial results or prevent fraud, which could harm our business and the trading price of our common stock.
•Failure to comply with federal, state, local and international laws and regulations could expose us to significant liabilities or penalties and adversely affect our business, our financial condition and results of operations and we may incur significant costs complying with such laws and regulations.
•We and our laboratory partners are subject to a variety of laboratory testing standards, compliance with which is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and disruptions to our business.
•Significant disruptions to our and our service providers’ information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,049,244	$1,315,792
Accounts receivable, net	61,897	80,907
Accounts receivable - related parties	1,246	1,558
Inventory, net	70	4,364
Prepaid expenses and other current assets	29,389	47,458
Total current assets	1,141,846	1,450,079
Property, plant, and equipment, net	201,595	314,773
Operating lease right-of-use assets	341,614	400,762
Investments	84,970	112,188
Equity method investments	1,120	1,543
Intangible assets, net	100,168	111,041
Goodwill	58,057	60,210
Other non-current assets	97,022	88,725
Total assets	$2,026,392	$2,539,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,753	$10,451
Deferred revenue (includes $1,394 and $10,309 from related parties)	42,762	47,817
Accrued expenses and other current liabilities	114,947	114,694
Total current liabilities	168,462	172,962
Non-current liabilities:
Deferred revenue, net of current portion (includes $124,621 and $131,188 from related parties)	170,011	174,767
Operating lease liabilities, non-current	403,662	413,256
Warrant liabilities	12,255	10,868
Other non-current liabilities	19,319	31,191
Total liabilities	773,709	803,044
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 6)	198	190
Additional paid-in capital	6,334,218	6,136,378
Accumulated deficit	(5,078,834)	(4,397,659)
Accumulated other comprehensive loss	(2,899)	(2,632)
Total stockholders’ equity	1,252,683	1,736,277
Total liabilities and stockholders’ equity	$2,026,392	$2,539,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Cell Engineering revenue (1)	$37,176	$24,679	$116,555	$90,409
Biosecurity revenue:
Product	6,495	5,190	28,949	23,024
Service	11,759	36,529	71,196	265,988
Total revenue	55,430	66,398	216,700	379,421
Costs and operating expenses:
Cost of Biosecurity product revenue	906	2,660	7,481	13,199
Cost of Biosecurity service revenue	6,017	21,995	39,913	160,799
Research and development	156,662	261,460	463,583	875,095
General and administrative	82,028	435,221	295,802	1,308,416
Impairment of lease assets	96,210	—	96,210	—
Total operating expenses	341,823	721,336	902,989	2,357,509
Loss from operations	(286,393)	(654,938)	(686,289)	(1,978,088)
Other (expense) income:
Interest income, net	15,020	6,380	43,914	8,821
Loss on equity method investments	—	(22,711)	(1,516)	(53,764)
Loss on investments	(36,324)	(1,758)	(44,815)	(39,981)
Change in fair value of warrant liabilities	1,891	(12,445)	(1,387)	96,099
Gain on deconsolidation of subsidiaries	—	15,989	—	31,889
Other income (expense), net	2,893	(676)	9,045	1,473
Total other (expense) income, net	(16,520)	(15,221)	5,241	44,537
Loss before income taxes	(302,913)	(670,159)	(681,048)	(1,933,551)
Income tax (benefit) provision	(22)	(28)	127	(257)
Net loss	(302,891)	(670,131)	(681,175)	(1,933,294)
Loss attributable to non-controlling interest	—	—	—	(3,833)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(302,891)	$(670,131)	$(681,175)	$(1,929,461)
Net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders, basic and diluted	$(0.16)	$(0.41)	$(0.35)	$(1.19)
Weighted average common shares outstanding, basic and diluted	1,950,814	1,630,911	1,933,202	1,619,790
Comprehensive loss:
Net loss	$(302,891)	$(670,131)	$(681,175)	$(1,933,294)
Other comprehensive loss:
Foreign currency translation adjustment	(1,599)	(2,414)	(267)	(6,195)
Total other comprehensive loss	(1,599)	(2,414)	(267)	(6,195)
Comprehensive loss	$(304,490)	$(672,545)	$(681,442)	$(1,939,489)
* As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of January 1, 2022. See Note 1 for a summary of the adjustments.
(1)Includes related party revenue of $8,727 and $10,032 for the three months ended September 30, 2023 and 2022, respectively, and $19,912 and $31,557 for the nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2023	1,954,704	$196	$6,280,632	$(4,775,943)	$(1,300)	$1,503,585
Issuance of common stock upon exercise or vesting of equity awards	17,581	2	53	—	—	55
Settlement of contingent consideration	440	—	960	—	—	960
Stock-based compensation expense	—	—	52,573	—	—	52,573
Foreign currency translation	—	—	—	—	(1,599)	(1,599)
Net loss	—	—	—	(302,891)	—	(302,891)
Balance as of September 30, 2023	1,972,725	$198	$6,334,218	$(5,078,834)	$(2,899)	$1,252,683

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	1,891,976	$190	$6,136,378	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	75,480	8	531	—	—	539
Tax withholdings related to net share settlement of equity awards	(14)	—	(23)	—	—	(23)
Settlement of contingent consideration	440	—	3,222	—	—	3,222
Issuance of common stock for asset acquisition	2,820	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	2,023	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	188,029	—	—	188,029
Foreign currency translation	—	—	—	—	(267)	(267)
Net loss	—	—	—	(681,175)	—	(681,175)
Balance as of September 30, 2023	1,972,725	$198	$6,334,218	$(5,078,834)	$(2,899)	$1,252,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of June 30, 2022	1,635,634	$164	$5,098,018	$(3,552,060)	$(5,496)	$31,625	$1,572,251
Issuance of common stock upon exercise or vesting of equity awards	10,041	1	44	—	—	—	45
Issuance of common stock for acquisitions, net of forfeitures	2,588	—	7,592	—	—	—	7,592
Deconsolidation of subsidiaries	—	—	—	—	—	(26,625)	(26,625)
Stock-based compensation expense	—	—	563,137	—	—	—	563,137
Foreign currency translation	—	—	—	—	(2,414)	—	(2,414)
Net loss	—	—	—	(670,131)	—	—	(670,131)
Balance as of September 30, 2022 (as adjusted)*	1,648,263	$165	$5,668,791	$(4,222,191)	$(7,910)	$5,000	$1,443,855

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2021	1,611,392	$161	$3,804,844	$(2,297,925)	$(1,715)	$62,014	$1,567,379
Adoption of ASC 842	—	—	—	5,195	—	—	5,195
Issuance of common stock upon exercise or vesting of equity awards	29,025	3	120	—	—	—	123
Tax withholdings related to net share settlement of equity awards	(296)	—	(981)	—	—	—	(981)
Issuance of common stock for acquisitions, net of forfeitures	8,142	1	27,719	—	—	—	27,720
Deconsolidation of subsidiaries	—	—	—	—	—	(55,408)	(55,408)
Stock-based compensation expense	—	—	1,837,089	—	—	2,227	1,839,316
Foreign currency translation	—	—	—	—	(6,195)	—	(6,195)
Net loss	—	—	—	(1,929,461)	—	(3,833)	(1,933,294)
Balance as of September 30, 2022 (as adjusted)*	1,648,263	$165	$5,668,791	$(4,222,191)	$(7,910)	$5,000	$1,443,855
* As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022 (as adjusted)*
Cash flows from operating activities:
Net loss	$(681,175)	$(1,933,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,670	26,885
Stock-based compensation	187,047	1,822,472
Loss on investments and equity method investments	46,331	93,745
Change in fair value of warrant liabilities	1,387	(96,099)
Change in fair value of contingent consideration liability	10,217	58
Gain on deconsolidation of subsidiaries	—	(31,889)
Impairment of long-lived assets	121,404	—
Non-cash customer consideration	(884)	(18,139)
Non-cash lease expense	24,635	11,877
Non-cash in-process research and development	3,981	1,162
Other non-cash activity	3,937	4,602
Changes in operating assets and liabilities:
Accounts receivable ($312 and $4,598 from related parties)	21,168	20,521
Prepaid expenses and other current assets	13,557	5,230
Operating lease right-of-use assets	9,277	—
Other non-current assets	(2,733)	144
Accounts payable, accrued expenses and other current liabilities	(4,822)	(11,852)
Deferred revenue, current and non-current ($(15,482) and $(21,774) from related parties)	(29,382)	(35,365)
Operating lease liabilities, current and non-current	(18,310)	(7,807)
Other non-current liabilities	(974)	82
Net cash used in operating activities	(237,669)	(147,667)
Cash flows from investing activities:
Purchase of convertible note (related party)	—	(10,000)
Purchases of property and equipment	(37,355)	(26,626)
Proceeds from sale of equipment	3,000	110
Purchase of investment in equity securities	—	(3,691)
Deconsolidation of subsidiaries - cash	—	(55,721)
Other	336	(1,206)
Net cash used in investing activities	(34,019)	(97,134)
Cash flows from financing activities:
Principal payments on finance leases	(977)	(912)
Contingent consideration payment	(1,082)	(521)
Other	(525)	(993)
Net cash used in financing activities	(2,584)	(2,426)
Effect of foreign exchange rates on cash and cash equivalents	(690)	(191)
Net decrease in cash, cash equivalents and restricted cash	(274,962)	(247,418)

Cash and cash equivalents, beginning of period	1,315,792	1,550,004
Restricted cash, beginning of period	53,789	42,924
Cash, cash equivalents and restricted cash, beginning of period	1,369,581	1,592,928

Cash and cash equivalents, end of period	1,049,244	1,302,603
Restricted cash, end of period	45,375	42,907
Cash, cash equivalents and restricted cash, end of period	$1,094,619	$1,345,510
*As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the condensed consolidated financial statements. Estimates used in the preparation of these condensed consolidated financial statements include, among others, revenue recognition, stock-based compensation, the fair value of assets acquired and liabilities assumed in a business combination, the fair value of non-cash consideration received from customers, the fair value of certain notes receivable, the fair value of certain investments including equity method investments, the fair value of warrant liabilities, the allocation of equity method investment losses under the hypothetical liquidation at book value (“HLBV”) method, the incremental borrowing rate used in determining lease liabilities, impairment of long-lived assets, allowance for credit losses, accrued expenses and income taxes.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023 as compared to the significant accounting policies described in Note 2 to the Company's 2022 consolidated financial statements included in the 2022 Annual Report on Form 10-K.
Retrospective Application of a Change in Accounting Principle
The Company adopted Accounting Standards Update No. 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification Topic 840, Leases (“ASC 840”), effective January 1, 2022. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASC 842 was adopted in connection with the preparation of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2022. As such, the comparative information for the three and nine months ended September 30, 2022 has been adjusted herein to reflect the impact of the adoption of ASC 842 as of January 1, 2022.
Select line items from the condensed consolidated statement of operations and comprehensive loss reflecting the adoption of ASC 842 are as follows (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Costs and operating expenses:
Research and development	$259,580	$1,880	$261,460	$871,488	$3,607	$875,095
General and administrative	435,184	37	435,221	1,308,379	37	1,308,416
Total operating expenses	719,419	1,917	721,336	2,353,865	3,644	2,357,509
Loss from operations	(653,021)	(1,917)	(654,938)	(1,974,444)	(3,644)	(1,978,088)
Other (expense) income:
Interest income, net	5,820	560	6,380	7,097	1,724	8,821
Other income (expense), net	(957)	281	(676)	629	844	1,473
Total other (expense) income, net	(16,062)	841	(15,221)	41,969	2,568	44,537
Loss before income taxes	(669,083)	(1,076)	(670,159)	(1,932,475)	(1,076)	(1,933,551)
Net loss	(669,055)	(1,076)	(670,131)	(1,932,218)	(1,076)	(1,933,294)
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	(669,055)	(1,076)	(670,131)	(1,928,385)	(1,076)	(1,929,461)
Select line items from the condensed consolidated statements of stockholders’ equity reflecting the adoption of ASC 842 are as follows (in thousands):

	As of September 30, 2022
	As Previously Reported	Adjustments	As Adjusted
Accumulated deficit	$(4,226,310)	$4,119	$(4,222,191)
Total stockholders' equity	1,439,736	4,119	1,443,855

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Select line items from the condensed consolidated statements of cash flows reflecting the adoption of ASC 842 are as follows (in thousands):

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$28,602	$(1,717)	$26,885
Amortization of finance lease right-of-use assets (1)	—	1,535	1,535
Non-cash lease expense	—	11,877	11,877
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,849	(619)	5,230
Accounts payable, accrued expenses and other current liabilities	(11,744)	(108)	(11,852)
Operating lease liabilities, current and non-current	—	(7,807)	(7,807)
Deferred rent, non-current	2,255	(2,255)	—
Cash flows from financing activities:
Principal payments on finance leases	—	(912)	(912)
Principal payments on capital leases and lease financing obligation	(1,082)	1,082	—
(1) Presented in other non-cash activity
Recently Issued Accounting Pronouncements
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
The Company issued 5.7 million shares of its Class A common stock on the acquisition date comprised of 4.0 million unrestricted shares valued at $17.0 million based on the closing market price of $4.20 per share and 1.7 million restricted shares classified as contingent consideration and subject to vesting conditions. Of the restricted shares, 0.6 million shares were subsequently forfeited during the quarter ended June 30, 2022 when the contingency related to the filing of a registration statement was resolved. The Company incurred $1.7 million of acquisition-related costs which were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Final Allocation
Cash and cash equivalents	$1,430
Accounts receivable	144
Other non-current assets	10
Property and equipment	34
Intangible assets (1)	21,100
Goodwill (2)	10,615
Accounts payable and accrued expenses	(29)
Deferred revenue	(104)
Deferred tax liability	(3,879)
Net assets acquired	$29,321
(1)Estimated useful life of 15 years.
(2)Non-deductible for tax purposes.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of September 30, 2023
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$1,019,232	$1,019,232	$—	$—
Synlogic, Inc. warrants (1)	Investments	477	—	477	—
Marketable equity securities (2)	Investments	20,148	18,842	1,306	—
Loan receivable	Prepaid expenses and other current assets	100	—	—	100
Notes receivable	Other non-current assets	39,860	—	30,000	9,860
Total assets		$1,079,817	$1,038,074	$31,783	$9,960
Liabilities:
Public Warrants	Warrant liabilities	$7,934	$7,934	$—	$—
Private Placement Warrants (3)	Warrant liabilities	4,321	—	125	4,196
Contingent consideration	Accrued expenses and other current liabilities	23,838	—	—	23,838
Contingent consideration	Other non-current liabilities	7,488	—	—	7,488
Total liabilities		$43,581	$7,934	$125	$35,522

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
(1)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
(2)Marketable equity securities classified as Level 2 reflect a discount for lack of marketability due to regulatory sales restrictions.
(3)The fair value of Private Placement Warrants classified as Level 2 is equivalent to that of Public Warrants as the transfer of Private Placement Warrants to anyone other than the initial purchasers or any of their permitted transferees results in the Private Placement Warrants having substantially the same terms as the Public Warrants.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Transfers from Level 2 to Level 1 during the nine months ended September 30, 2022 were due to a lapse on regulatory sales restrictions on marketable equity securities. There were no other transfers to/from Levels 1, 2, or 3 during the nine months ended September 30, 2023 and 2022.
Notes Receivable
The Company has elected the fair value option under ASC 825, Financial Instruments, to account for its notes receivable. Notes receivable accounted for under the fair value option are marked to market as of each balance sheet date with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2023 and December 31, 2022, notes receivable measured at fair value on a recurring basis primarily consisted of a $30.0 million senior secured note (“Senior Secured Note”) purchased from Bolt Threads, Inc. and a series of convertible promissory notes issued by customers as payment for Cell Engineering services.
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
The Company used a scenario-based method to value the series of convertible promissory notes from customers. Under the scenario-based method, future cash flows are evaluated under qualified financing, maturity and dissolution scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of September 30, 2023 were scenario probabilities of 15% to 55%, a discount rate of 17% and estimated time to event date of one to three years. The significant unobservable (Level 3) inputs used in the fair value measurement

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
as of December 31, 2022 were scenario probabilities of 15% to 55%, a discount rate of 12.5% and estimated time to event date of one to three years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of September 30, 2023, the convertible promissory notes had an unpaid principal balance of $12.7 million and a fair value of $10.0 million. As of December 31, 2022, the convertible promissory notes had an unpaid principal balance of $7.5 million and a fair value of $7.7 million.
The following table provides a reconciliation of notes and loans receivable measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	2023	2022
Balance at January 1,	$7,660	$11,559
Additions	4,106	—
Change in fair value	(1,806)	269
Balance at September 30,	$9,960	$11,828
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
The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$1.81	$1.69
Volatility	79.0%	71.5%
Term (in years)	2.96	3.71
Risk-free interest rate	4.83%	4.11%
The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	2023	2022
Balance at January 1,	$3,860	$58,558
Change in fair value	336	(43,658)
Balance at September 30,	$4,196	$14,900

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In connection with the acquisition of Circularis Biotechnologies, Inc., (“Circularis”) in October 2022, the Company is required to make contingent earnout payments up to a maximum of $37.5 million payable primarily upon the achievement of certain clinical trial milestones over a five-year period, $2.5 million of which was achieved in October 2023.
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
The Company can settle all contingent consideration liabilities, other than those related to the Dutch DNA acquisition, in cash or shares of Class A common stock at the Company’s election. During the nine months ended September 30, 2023, the Company settled $4.8 million in contingent consideration liabilities through payment of $1.5 million in cash and vesting of 1.6 million shares of restricted stock valued at $3.2 million. Of that amount, $1.4 million related to the Circularis asset acquisition was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable until the filing of a registration statement.
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			September 30, 2023	December 31, 2022
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen, Dutch DNA, Circularis and Altar acquisitions)	Probability-weighted present value	Probability of payment	10% - 100%	2% - 100%
		Discount rate	14.5% - 15.3%	12.2% - 13.1%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2025 - 2028	2025 - 2028
		Discount rate	11.5%	12.0%

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	2023	2022
Balance at January 1,	$24,473	$8,467
Additions	1,397	13,150
Change in fair value	10,217	58
Settlements and payments	(4,761)	(2,644)
Balance at September 30,	$31,326	$19,031
Nonrecurring Fair Value Measurements
The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and when there are observable price changes for the identical or similar security of the same issuer. The fair value of non-marketable equity securities is classified within Level 3 in the fair value hierarchy when the Company estimates fair value using unobservable inputs to measure the amount of the impairment loss. The fair value of non-marketable equity securities is classified within Level 2 in the fair value hierarchy when the Company estimates fair value using the observable transaction price paid by third party investors for the identical or similar security of the same issuer.
During the three and nine months ended September 30, 2023, the Company recorded a $33.0 million impairment loss related to its investment in Genomatica preferred stock. The fair value measurement was determined using the guideline public company method under the market approach. The significant unobservable inputs used in the valuation included the selection and analysis of guideline public companies, revenue multiple and other unobservable assumptions. Additionally, during the three and nine months ended September 30, 2023, the Company recorded a $1.6 million downward adjustment from an observable price change related to one of its investments in non-marketable equity securities.
During the nine months ended September 30, 2023, the Company received $11.0 million in Simple Agreement for Future Equity arrangements (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs at contract inception, which resulted in a total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.
During the nine months ended September 30, 2023, the Company recorded a $1.8 million impairment loss related to a SAFE to write-down its carrying amount to its estimated fair value. The fair value measurement of the impairment loss was determined using the scenario-based method, whereby dissolution scenarios with partial recovery and no recovery were probability weighted 15% and 85%, respectively, and discounted to present value using a discount rate of 14%.
Additionally, the Company recorded impairments of lab equipment and assets related to an operating lease. Refer to Note 6 for additional detail.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company accounts for its investments in Platform Ventures under the equity method. The Company's marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other (expense) income in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. The Company recorded a $33.0 million impairment loss related to its investment in Genomatica for the three and nine months ended September 30, 2023, and a $10.1 million impairment loss related to its investment in Genomatica for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company recorded a $1.6 million downward adjustment from an observable price change related to its investments in non-marketable equity securities. There were no adjustments from observable price changes during the three and nine months ended September 30, 2022. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
The Company also holds investments in early-stage synthetic biology product companies via SAFEs. The Company enters into SAFE agreements in conjunction with a revenue contract with a customer under which the Company grants the customer a prepaid Cell Engineering services credit equal to the principal amount of the SAFE (the “Purchase Amount”), which may be used and drawn down as payment for the Company’s research and development services. The SAFEs will automatically convert into shares of preferred stock equal to the Purchase Amount divided by the discount price, which is calculated as the price per share sold in a qualified equity financing multiplied by a discount rate. The SAFEs also provide the Company with the right to future equity of the entity in a liquidation scenario or the cash-out amount in liquidation and dissolution scenarios or at the election of the SAFE issuer prior to an agreed outside date. The Company initially records SAFEs at fair value (see Note 3) and adjusts the carrying amount of the instrument at each reporting period for any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar instrument of the same issuer. During the nine months ended September 30, 2023, the Company recorded a $1.8 million impairment charge related to SAFEs, included as a component of loss on investments in the condensed consolidated statements of operations and comprehensive loss. There was no impairment recorded during the three or nine months ended September 30, 2022 and no adjustments from observable price changes during any of the periods presented.
Investments and equity method investments consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Investments:
Genomatica, Inc. preferred stock	$11,885	$44,885
Synlogic, Inc. common stock	1,188	4,819
Synlogic, Inc. warrants	477	1,937
Marketable equity securities	18,960	20,895
Non-marketable equity securities	27,631	17,544
SAFEs	24,829	22,108
Total	$84,970	$112,188
Equity method investments (1):
BiomEdit, LLC	$—	$369
Other	1,120	1,174
Total	$1,120	$1,543
(1)Equity method investments in Platform Ventures with a carrying value of zero as of September 30, 2023 and December 31, 2022 were excluded from the table.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Losses) gains on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) gain on investments:
Synlogic, Inc. common stock	$(1,538)	$(1,268)	$(3,631)	$(9,321)
Synlogic, Inc. warrants	(618)	(510)	(1,459)	(3,746)
Genomatica, Inc.	(33,000)	—	(33,000)	(10,115)
Marketable equity securities	460	215	(3,286)	(16,604)
Non-marketable equity securities	(1,628)	(195)	(1,628)	(195)
SAFEs	—	—	(1,811)	—
Total	$(36,324)	$(1,758)	$(44,815)	$(39,981)
Loss on equity method investments:
Joyn Bio, LLC	$—	$(5,226)	$—	$(15,637)
Verb Biotics, LLC	—	—	—	(15,900)
BiomEdit, LLC	—	(1,308)	(1,462)	(5,860)
Ayana, LLC	—	(15,989)	—	(15,989)
Other	—	(188)	(54)	(378)
Total	$—	$(22,711)	$(1,516)	$(53,764)
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
Unconsolidated Variable Interest Entities
During the nine months ended September 30, 2022, Verb and Ayana each hired a new chief executive officer who was not an affiliate, related party or agent of Ginkgo. The respective chief executive officer was also appointed to each entity's joint steering committee (“JSC”) and board of directors. As a result, the Company concluded it no longer had substantive control of each entity's JSC and board of directors. Accordingly, the Company concluded that it was no longer the primary beneficiary of Verb and Ayana as it no longer controlled the most significant activities of the entities. As a result of this change in the primary beneficiary determination, the Company deconsolidated Verb in the first quarter of 2022 and Ayana in the third quarter of 2022 and recorded a gain on deconsolidation of $16.0 million and $31.9 million for the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. The gain on deconsolidation was equal to the fair value of the retained interest in each entity as of the deconsolidation date and was calculated using the option pricing method. The option pricing method used a back-solve methodology to infer the total equity value based on the pricing of the Series A preferred unit financing, which is the most recent financing transaction to the deconsolidation event.
As of September 30, 2023 and December 31, 2022, the Company has concluded that its investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (collectively, the “Unconsolidated VIEs”) represent variable interests and that these entities are VIEs. Although the Company may have board representation and is involved in the ongoing development activities of the entities via its participation on the JSC, the Company has concluded that it is not the primary

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
beneficiary of these entities. This conclusion is supported by the fact that: (i) the Company does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of September 30, 2023 and December 31, 2022, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 4 for additional details on the Company’s investments and equity method investments.
6. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$1,049,244	$1,302,603
Restricted cash included in prepaid expenses and other current assets (1)	3,347	6,594
Restricted cash included in other non-current assets (1)	42,028	36,313
Total cash, cash equivalents and restricted cash	$1,094,619	$1,345,510
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and a customer prepayment requiring segregation and restrictions in its use in accordance with the customer agreement.
Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Lab equipment	$147,043	$183,292
Leasehold improvements	83,177	125,307
Buildings and facilities	46,927	46,019
Construction in progress	15,099	23,426
Computer equipment and software	15,538	15,219
Furniture and fixtures	8,463	8,206
Land	6,060	6,060
Total property, plant, and equipment	322,307	407,529
Less: Accumulated depreciation and amortization	(120,712)	(92,756)
Property, plant, and equipment, net	$201,595	$314,773

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2023, the Company identified excess lab equipment at two of its facilities whereby the assets were sold, classified as held for sale or otherwise impaired, resulting in aggregate impairment losses of $16.2 million and $25.2 million for the three and nine months ended September 30, 2023, respectively, included in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.
Exit of a Leased Facility
In September 2023, Zymergen Inc. (“Zymergen”) ceased the use of and exited a leased facility consisting of approximately 300,000 square feet of office and laboratory space in Emeryville, California. The facility was used pursuant to an operating lease with a minimum term expiring in August 2033. Zymergen's ceasing to use the space resulted in an impairment loss of $96.2 million, including $36.6 million for the right-of-use asset and $59.6 million for the related leasehold improvements. The impairment loss represents the amount by which the carrying value of the assets exceed their estimated fair values as of September 30, 2023, as determined using a discounted cash flow model under the income approach. The fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 fair value measurements. The key inputs used in the valuation were estimated sublease rental income and a discount rate of 8.5%. The impairments are presented as impairment of lease assets in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023.
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of September 30, 2023:
Class A	10,500,000	1,612,729	1,497,104
Class B	4,500,000	379,141	355,621
Class C	800,000	120,000	120,000
	15,800,000	2,111,870	1,972,725
Common stock as of December 31, 2022:
Class A	10,500,000	1,448,234	1,337,499
Class B	4,500,000	383,649	354,477
Class C	800,000	200,000	200,000
	15,800,000	2,031,883	1,891,976
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022 (as adjusted)*
Supplemental disclosure of non-cash investing and financing activities:
ROU Asset obtained in exchange for new operating lease liabilities upon adoption of ASC 842	$—	$147,744
ROU Asset obtained in exchange for new finance lease liabilities upon adoption of ASC 842	—	3,397
ROU Asset obtained in exchange for new operating lease liabilities	13,770	75,198
ROU Asset obtained in exchange for new finance lease liabilities	—	1,370
Purchases of property and equipment included in accounts payable and accrued expenses	1,563	7,959
Equity received in related parties	—	8,873
Convertible financial instruments received for Cell Engineering services	5,595	13,689
Equity securities and warrants received for Cell Engineering services	13,843	3,423
Settlement of contingent consideration	3,222	—
Common stock issued for business and asset acquisitions	3,581	24,607
Contingent consideration for business acquisition	—	13,150
Deferred offering and acquisition costs in accounts payable and accrued expenses	—	1,660
*As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.
7. Goodwill and Intangible Assets, net
All goodwill is allocated to the Cell Engineering reporting unit and segment identified in Note 11. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$60,210
Impact of foreign currency translation	(180)
Measurement period adjustments	(1,973)
Balance as of September 30, 2023	$58,057
During the nine months ended September 30, 2023, the Company recognized a measurement period adjustment related to the Zymergen acquisition, which resulted in a decrease to goodwill of $2.2 million, an increase to accounts receivable of $1.8 million, and a decrease to accrued expenses and other current liabilities of $0.4 million. The adjustment was a result of updated information about facts and circumstances that existed at the acquisition date regarding the collectability of an acquired accounts receivable and accrued expenses under a collaboration agreement. Additionally, $0.2 million was added to goodwill related to the Altar SAS acquisition.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
September 30, 2023:
Developed technology	$117,107	$(20,341)	$96,766	8.8
Database	3,700	(503)	3,197	6.0
Customer relationships	380	(214)	166	0.9
Assembled workforce	190	(151)	39	0.4
Total intangible assets	$121,377	$(21,209)	$100,168
December 31, 2022:
Developed technology	$115,824	$(8,825)	$106,999	9.4
Database	3,700	(107)	3,593	6.8
Customer relationships	380	(71)	309	1.6
Assembled workforce	190	(50)	140	1.0
Total intangible assets	$120,094	$(9,053)	$111,041
(1)Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.
Amortization expense was $4.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $12.2 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2023	$3,938
2024	15,561
2025	15,437
2026	15,437
2027	12,362
Thereafter	37,433
Total	$100,168
8. Commitments and Contingencies
Purchase Obligations
On August 29, 2023, the Company entered into a five-year strategic cloud and artificial intelligence (“AI”) partnership with Google Cloud, intended to enable the Company to develop and deploy AI tools for biology and biosecurity. The partnership includes minimum annual commitments to purchase cloud hosting services in exchange for various discounts on such services. The minimum annual commitments are as follows: year 1, $8.0 million; year 2, $28.0 million; year 3, $54.0 million; year 4, $86.0 million; and year 5, $113.0 million. The minimum commitments may be terminated by the Company upon payment of a cancellation fee representing a percentage of the remaining purchase commitment. The Company also entered into an agreement pursuant to which Google Cloud will provide up to $56.3 million in cash funding upon the Company’s achievement of certain milestones, which are expected over the next three years. The net service costs under the arrangement are recorded as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining aggregate commitment was $289.0 million.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Consideration Related to Asset Acquisitions
On April 5, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with StrideBio to acquire StrideBio's adeno-associated virus capsid discovery and engineering platform assets, with a secondary close contingent upon the transfer of certain additional in-license agreements to Ginkgo. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. The fair value of the consideration transferred totaled $4.0 million and consisted of 2.8 million shares of Ginkgo's Class A common stock valued at $3.6 million and a $0.4 million contingent holdback, all of which was expensed as in-process research and development during the nine months ended September 30, 2023. In October 2023, the Company completed the secondary closing for an additional purchase price of $3.8 million, which was paid by issuing 2.0 million shares of Class A common stock and remains subject to a $0.4 million contingent holdback. The APA, as amended, also provides for royalty payments of up to $21.3 million payable in cash or shares of Class A common stock at the Company's election until the earlier of the tenth anniversary date of the initial closing and the date on which the aggregate amount of the royalty payments equals the amount cap. The royalties are calculated based on 10% of the net licensing revenue and 40% of all consideration received for a license or sale of a product incorporating the acquired platform assets. No amounts for the royalty payments have been recorded during the three or nine months ended September 30, 2023.
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
On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 3:21-cv-08723-VC. The complaint names certain of Zymergen’s former officers and directors as defendants and Zymergen as nominal defendant based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
On or about February 7, 2023, a complaint was filed by Fortis Advisors LLC, solely in its capacity as Stockholders’ Representative for the holders of convertible promissory notes of Lodo Therapeutics Corporation (“Lodo”), against the Company's subsidiary, Zymergen, in Delaware Superior Court. The complaint purports to allege violations of California securities laws based on Zymergen’s exchange of its common stock for convertible promissory notes issued by Lodo in connection with Zymergen’s May 2021 acquisition of Lodo. The complaint seeks damages in an unspecified amount, attorneys’ fees, and other remedies. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$33,250	$186,864	$119,676	$664,710
General and administrative	19,323	376,273	67,371	1,157,762
Total	$52,573	$563,137	$187,047	$1,822,472
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2023, there were approximately 189.0 million shares and 8.6 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

	Number of Shares (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2)
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2022	10,501	$0.34
Granted	979	1.90
Exercised	(4,700)	0.02
Outstanding as of September 30, 2023	6,780	0.80	3.20	$8,609
Exercisable as of September 30, 2023	5,659	0.52	1.94	8,609
(1)Excludes 1.7 million shares underlying options issued outside the accounting for compensation awards under ASC 718.
(2)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $8.4 million and $18.8 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted options with an aggregate fair value of $1.4 million and $1.8 million, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.43 and $1.92 per share, respectively, and was calculated using the following key input assumptions in the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.94%	2.95%
Expected volatility	93%	80%
Expected term (in years)	5.5	5.8
Dividend yield	0%	0%
As of September 30, 2023, there was $1.4 million of unrecognized compensation expense related to stock options recognizable over a weighted-average period of 1 year.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2022, the Company cash settled approximately 3.2 million restricted stock units (“RSUs”) granted to non-employee directors for a total cash payment of $9.8 million.
A summary of the RSU and restricted stock award (“RSA”) activity for the nine months ended September 30, 2023 is presented below:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	134,436	$5.84	4	$1.99
Granted	94,427	1.38	—	—
Vested	(41,451)	6.54	(4)	1.99
Forfeited	(18,646)	3.82	—	—
Nonvested as of September 30, 2023	168,766	3.39	—	—
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $1.38 and $3.68, respectively. No RSAs were granted during the nine months ended September 30, 2023 and 2022.
The aggregate grant date fair value of the RSUs that vested during the nine months ended September 30, 2023 and 2022 was $271.2 million and $290.4 million, respectively. The aggregate grant date fair value of the RSAs that vested during the nine months ended September 30, 2023 and 2022 was de minimis.
As of September 30, 2023, there was $355.9 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 3.1 years.
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
A summary of activity during the nine months ended September 30, 2023 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	23,520	$12.79
Vested	(443)	13.34
Forfeited	(289)	12.36
Nonvested as of September 30, 2023	22,788	12.78
The aggregate grant date fair value of the earnout shares that vested during the nine months ended September 30, 2023 and 2022 was $5.9 million and $8.3 million, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023, there was $6.5 million of unrecognized compensation expense related to earnout shares recognizable over a weighted-average period of 1.48 years.
10. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pharma and biotech	30%	33%	33%	21%
Food and nutrition	24	17	17	11
Agriculture	22	3	23	4
Industrial and environment	16	15	13	16
Government and defense	6	4	5	4
Consumer and technology	2	28	9	44
Total Cell Engineering revenue	100%	100%	100%	100%
For the three months ended September 30, 2023 and 2022, the Company’s revenue from customers within the United States comprised 81% and 94%, respectively, of total revenue. For the nine months ended September 30, 2023 and 2022, the Company’s revenue from customers within the United States comprised 83% and 91%, respectively, of total revenue.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of September 30, 2023 and December 31, 2022.
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
During the nine months ended September 30, 2023, the Company recognized $59.8 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $37.3 million of revenue that was included in the contract liabilities balance of $189.2 million as of December 31, 2021.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2023 and December 31, 2022 was $116.9 million and $123.5 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
has the right to invoice, and for contracts with a term of one year or less. As of September 30, 2023, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2023 to 2027.
11. Segment Information
The Company has identified two operating and reportable segments: Cell Engineering and Biosecurity. The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Revenue:
Cell Engineering	$37,176	$24,679	$116,555	$90,409
Biosecurity	18,254	41,719	100,145	289,012
Total revenue	55,430	66,398	216,700	379,421
Segment cost of revenue:
Biosecurity	6,923	24,655	47,394	173,998
Segment research and development expense:
Cell Engineering	90,889	65,589	275,494	177,948
Biosecurity	313	387	1,408	1,347
Total segment research and development expense	91,202	65,976	276,902	179,295
Segment general and administrative expense:
Cell Engineering	42,617	41,606	155,216	104,900
Biosecurity	12,207	17,039	42,862	42,683
Total segment general and administrative expense	54,824	58,645	198,078	147,583
Segment operating (loss) income:
Cell Engineering	(96,330)	(82,516)	(314,155)	(192,439)
Biosecurity	(1,189)	(362)	8,481	70,984
Total segment operating loss	(97,519)	(82,878)	(305,674)	(121,455)
Operating expenses not allocated to segments:
Stock-based compensation (1)	53,647	563,385	191,324	1,829,690
Depreciation and amortization	21,060	8,917	57,670	26,885
Impairment of long-lived assets	112,403	—	121,404	—
Change in fair value of contingent consideration liability	1,764	(242)	10,217	58
Loss from operations	$(286,393)	$(654,938)	$(686,289)	$(1,978,088)
*As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 for a summary of the adjustments.
(1)Includes $1.1 million and $0.2 million in employer payroll taxes for the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $7.2 million in employer payroll taxes for the nine months ended September 30, 2023 and 2022, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Series A preferred units issued by BiomEdit receive a liquidation preference prior to common units. As such, the Company concluded that this represents a substantive profit-sharing arrangement, and the Company is recognizing earnings and losses on the equity method investment using the HLBV method. The Company recorded a $1.5 million loss on its equity method investment in BiomEdit during the nine months ended September 30, 2023, which reduced the carrying value of the equity method investment in BiomEdit to zero. There is no commitment for the Company to provide further financial support to BiomEdit, and therefore the carrying value of the equity method investment will not be reduced below zero.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2023 and December 31, 2022 the Company had a deferred revenue balance of $7.5 million and $8.1 million, respectively, with BiomEdit. During the three and nine months ended September 30, 2023, the Company recognized revenue of $0.6 million and $2.4 million, respectively, from services provided to BiomEdit.
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
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of September 30,
	2023	2022
Warrants to purchase Class A common stock	51,825	51,825
Outstanding stock options	8,420	19,541
Unvested RSUs	168,766	215,669
Unvested RSAs	—	49
Earnout shares (1)	152,300	160,133
	381,311	447,217
(1)Represents earnout shares for which the service-based vesting conditions and/or market conditions have not been met.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.
Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accounts receivable:
Allonnia, LLC	$427	$140
Arcaea, LLC	6	335
Verb Biotics, LLC	337	361
Ayana Bio, LLC	381	403
BiomEdit, LLC	95	288
Other equity investees	—	31
	$1,246	$1,558
Deferred revenue, current and non-current:
Motif FoodWorks, Inc.	$45,752	$52,018
Genomatica, Inc.	3,251	6,250
Allonnia, LLC	35,920	35,876
Arcaea, LLC	33,256	38,334
BiomEdit, LLC	7,473	8,144
Ayana Bio	73	—
Other equity investees	290	875
	$126,015	$141,497
Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cell Engineering revenue:
Joyn Bio, LLC	$—	$694	$—	$2,842
Motif FoodWorks, Inc.	6,303	83	6,306	1,930
Genomatica, Inc.	1,011	2,737	2,999	8,500
Allonnia, LLC	180	580	425	4,240
Arcaea, LLC	—	4,014	5,669	10,311
Verb Biotics, LLC	70	825	588	1,763
Ayana Bio, LLC	326	685	961	685
BiomEdit, LLC	632	—	2,410	—
Other equity investees	205	414	554	1,286
	$8,727	$10,032	$19,912	$31,557
Refer to Note 4 for additional details on the Company’s investments and equity method investments held in its related parties.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Subsequent Event
On October 3, 2023, Zymergen and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Zymergen Bankruptcy”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). Neither the Company nor any of its other subsidiaries filed for bankruptcy protection, and the Company and its other subsidiaries will continue to operate their businesses as usual. Zymergen has been operated as a distinct legal entity, separate and apart from the Company, since it was acquired in October 2022. Shortly after its acquisition, the Company entered into an arms-length non-exclusive license with Zymergen with respect to Zymergen’s intellectual property, including its databases, automation, and software capabilities. The Zymergen Bankruptcy will not impact this non-exclusive license, and the Company’s rights under this license will not be affected.
In connection with the Zymergen Bankruptcy, also on October 3, 2023, the Company entered into an asset purchase agreement with Zymergen (the “Zymergen APA”) as the stalking horse bidder under Section 363 of the U.S. Bankruptcy Code to acquire exclusive rights to substantially all of Zymergen’s intellectual property assets and certain other assets. The Company’s bid included a $5.0 million cash component and the potential assumption of a facility lease (currently included in the Company's consolidated financial statements) with a remaining minimum commitment of $37.4 million and a remaining lease term of approximately 9 years. The Company’s bid also included an undertaking by the Company to offer employment to 91 of Zymergen’s employees (provided such employees remain employed by Zymergen at the closing of the transactions contemplated by the Zymergen APA) whereby the Company would assume any post-closing employment obligations and maintain salary and certain employee benefits levels for a one-year period. The bid is subject to approval by the Bankruptcy Court, and a process under which Zymergen may consider alternative bids.

The accounting for the Zymergen Bankruptcy is not yet complete, but the Company expects to deconsolidate Zymergen from its consolidated financial statements effective October 3, 2023 and accordingly, Zymergen’s consolidated balance sheet, statement of operations and cash flows will be removed from the Company’s consolidated financial statements. The Company expects to record a non-cash loss as a result of the deconsolidation of Zymergen in the fourth quarter of 2023 and may incur additional related costs.

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
•Our Foundry wraps proprietary software and automation around core cell engineering workflows— designing DNA, writing DNA, inserting that DNA into cells, testing cells to measure performance—and leverages data analytics and data science to inform each iteration of design. The software, automation and data analysis pipelines we leverage in the Foundry drive a strong scale economic that we refer to as “Knight's Law.” We expect Foundry output, which we currently measure by daily strain tests, to increase year over year, while the cost per strain test decreases. We expect to be able to pass these savings along to our customers, allowing them to take more “shots on goal” with their programs.
•Our Codebase includes both our physical (engineered cells and genetic parts) and digital (genetic sequences and performance data) biological assets. Codebase accumulates as we execute more cell programs on the platform. Every program, whether successful or not, generates valuable Codebase and helps inform future experimental designs and provides reusable genetic parts, making our cell program designs more efficient. Historically, we have augmented our Codebase via acquisition of assets such as microbial strains, sample collections, and sequence data. In 2022, our Codebase grew to over two billion proprietary protein sequences as a result of recent acquisitions.
As the platform scales, we have observed a virtuous cycle between our Foundry, our Codebase, and the value we deliver to customers. We believe this virtuous cycle sustains Ginkgo’s growth and differentiated value proposition.
•Foundry: As we take on more work in the Foundry, we benefit from scale economics, which over time may lead to lower program costs. We expect that these lower costs, in turn, will drive additional demand for our cell programming capabilities.
•Codebase: Cell programs also generate Codebase, which can drive better experimental direction and improve the odds of technical success, further increasing our customer value proposition, which we believe will result in additional demand.
Put simply: we believe that as we scale, the platform improves. We believe that this in turn yields better program execution and customer outcomes, ultimately driving more demand, which drives further investments in scale and platform improvements, and so on. We believe this positive feedback loop has the potential to drive compounding value creation in the future, as new programs typically contribute to both near-term revenues and have the potential to add significant downstream economics and more positive impact.
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
With a mission to make biology easier to engineer, we have always recognized the need to invest in biosecurity as a key component of our platform. We are building the future bioeconomy with our customers and partners, and we envision the future of biosecurity as a global immune system equipped with the capabilities to prevent, detect, and respond to biological threats. The first, critical step in realizing this future is to build a robust early warning system for biological threats—this is the primary focus of Ginkgo’s biosecurity and public health unit, Concentric by Ginkgo.
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
Following the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023, demand for COVID-19 testing in schools significantly diminished, and during the third quarter of 2023, our COVID-19 testing in schools ended completely.
In summary, we operate in two reportable business segments:
•Cell Engineering: Consists of research and development services performed under collaboration and license agreements relating to our cell programming platform. Our cell programming platform includes two core assets: the Foundry, highly efficient biology lab facilities, enabled by investment in proprietary workflows, custom software, robotic automation, and data science and analytics, which is paired with our Codebase, a collection of biological “parts” and a database of biological data used to program cells. The Cell Engineering segment includes costs incurred for the development, operation, expansion and enhancement of the Foundry and Codebase. Cell Engineering revenue is derived from service fees and downstream value share in the form of milestone payments, royalties or equity interests.
•Biosecurity: Consists of biomonitoring and bioinformatic testing products and services primarily provided to public health authorities. Biosecurity revenue is derived from sales of test kits and end-to-end biomonitoring and bioinformatic support services.
Generating Economic Value Through Cell Programs
Our cell programming platform is a key enabling technology and source of intellectual property for our customers’ products. We earn Cell Engineering revenue for our research and development (“R&D”) services as well as through a share of the value of products created using our platform.
We typically structure Cell Engineering revenue to include some combination of the following:
•service fees, which may comprise cash and/or non-cash consideration, in the form of:
•upfront payments upon consummation of an agreement or other fixed payments that are generally recognized over our period of performance;

•reimbursement for costs incurred for R&D services;
•milestone payments upon the achievement of specified technical criteria;
plus,
•downstream value share payments in the form of:
•milestone payments, which may comprise cash and/or non-cash consideration, upon the achievement of specified commercial criteria;
•royalties on sales of products from or comprising engineered organisms;
•royalties related to cost of goods sold reductions realized by our customers;
or,
•downstream value share in the form of equity interests in our customer.
•downstream value share in the form of equity interest appreciation is not recognized as revenue but is expected to contribute to future cash flows upon liquidation, the amount and timing of which is inherently unpredictable.
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
Structured Partnerships
Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the nine months ended September 30, 2023 and 2022, we entered into 6 and 7 Startup Structured Partnerships, respectively, and received prepayments of service fees in the form of equity securities or convertible financial instruments in the amount of $17.0 million and $12.9 million, respectively, that is recognized as revenue over our period of performance. Our Legacy Structured Partnerships are described below:
Genomatica, Inc.
Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we entered into separate preferred stock purchase agreements in which we offered cash and R&D services to Genomatica in exchange for its preferred shares. The initial cost of the investment in Genomatica’s preferred stock was $55.0 million. As of September 30, 2023, the carrying value of the investment is $11.9 million and reflects the historical cost less impairment losses recognized through September 30, 2023.
Synlogic, Inc.
Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. As of September 30, 2023, the fair value of Synlogic common stock and warrants was $1.2 million and $0.5 million, respectively.
See Notes 4 and 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.
Key Business Metrics
A cell program (or “program”) is the work we do for our customers to enable their product(s) of interest. Programs are defined by a technical development plan or objective. We generally exclude proof-of-concept projects and other exploratory work undertaken on a customer’s behalf from the program count. In the near-term, programs typically deliver multi-year revenue from service fees. Over the long-term, program growth drives a physical infrastructure scale economic through our Foundry, a data and learning scale economic through our Codebase and accumulation of potential downstream value share. Our key business metrics comprise New Programs, Current Active Programs, and Cumulative Programs.

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM (1)
	2023	2022	2023	2022	2023
New Programs	21	15	55	39	75
Current Active Programs	116	85	139	92	151
Cumulative Programs	219	144	219	144	219
(1)Last twelve months ended September 30, 2023.
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
Zymergen Bankruptcy
On October 3, 2023, Zymergen and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Neither we nor any of our other subsidiaries filed for bankruptcy protection, and we and our other subsidiaries will continue to operate our businesses as usual. Zymergen has been operated as a distinct legal entity, separate and apart from us, since it was acquired in October 2022. Shortly after its acquisition, we entered into an arms-length non-exclusive license with Zymergen with respect to Zymergen’s intellectual property, including its databases, automation, and software capabilities. The Zymergen Bankruptcy will not impact this non-exclusive license, and our rights under this license will not be affected. Following Zymergen’s bankruptcy filing, we entered into an asset purchase agreement with Zymergen as the stalking horse bidder under Section 363 of the U.S. Bankruptcy Code to acquire exclusive rights to substantially all of Zymergen’s intellectual property assets and certain other assets. Our accounting for the Zymergen Bankruptcy is not yet complete, but we expect to deconsolidate Zymergen effective October 3, 2023, and, accordingly, Zymergen’s consolidated balance sheet, statement of operations and cash flows will be removed from our consolidated financial statements. See Note 15, Subsequent Event, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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

On November 17, 2021 our board of directors modified the vesting terms of RSUs to allow 10% of the RSUs that met the service condition as of the closing of the SRNG Business Combination to vest with respect to the performance condition, effective as of November 19, 2021, the date on which the Form S-8 registration statement covering such shares became effective. The remaining RSUs vested in full with respect to the performance condition on or before March 15, 2022. The change to the vesting terms was accounted for as a modification in accordance with ASC 718 and the awards were remeasured using the fair value as of the modification date. RSU earnout shares were also modified as they were subject to the same performance condition as the underlying RSUs, in addition to achieving certain target stock price thresholds. The first target stock price of $12.50 per share was achieved on November 15, 2021. During the three months ended September 30, 2023 and 2022, we recognized $27.6 million and $548.9 million, respectively, of stock-based compensation expense related to the modified RSUs and RSU earnout shares. During the nine months ended September 30, 2023 and 2022, we recognized $112.3 million and $1,793.0 million, respectively, of stock-based compensation expense related to the modified RSUs and RSU earnout shares.
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
Following the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023, demand for COVID-19 testing in schools significantly diminished, and during the third quarter of 2023, our COVID-19 testing in schools ended completely.
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
Research and Development Expenses
The nature of our business, and primary focus of our activities, generates a significant amount of R&D expenses. R&D expenses represent costs incurred by us for the following:
•development, operation, expansion and enhancement of our Foundry and Codebase; and
•development of new offerings, such as Biosecurity.
The activities above incur the following expenses:
•laboratory supplies, consumables and related services provided under agreements with third parties and in-licensing arrangements;
•personnel compensation and benefits; and
•rent, facilities, depreciation, software, professional fees and other direct and allocated overhead expenses.

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
General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of costs for personnel in executive, business development, finance, human resources, legal and other corporate administrative functions. G&A expenses also include legal fees incurred relating to corporate, intellectual property and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, insurance costs, facility-related costs not otherwise included in R&D expenses, and asset impairments.
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
Impairment of Lease Assets
Impairment of lease assets relates to impairment losses recognized on a right-of-use asset and the related leasehold improvements associated with an exited Zymergen leased facility.
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
Gain on Deconsolidation of Subsidiaries
Gain on deconsolidation of subsidiaries relates to our deconsolidation of variable interest entities, Verb and Ayana, in the first and third quarters of 2022, respectively. The deconsolidation resulted in the removal of Verb and Ayana's assets, liabilities, and non-controlling interest balances from our balance sheet and the recognition of our retained interest in each entity measured at fair value as of the deconsolidation date.

Other Income (Expense), Net
Other income (expense), net primarily consists of sublease rent income and loss on disposal of equipment.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table presents the result of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022 (as adjusted)*	Change	2023	2022 (as adjusted)*	Change
Cell Engineering revenue	$37,176	$24,679	$12,497	$116,555	$90,409	$26,146
Biosecurity revenue:
Product	6,495	5,190	1,305	28,949	23,024	5,925
Service	11,759	36,529	(24,770)	71,196	265,988	(194,792)
Total revenue	55,430	66,398	(10,968)	216,700	379,421	(162,721)
Costs and operating expenses:
Cost of Biosecurity product revenue	906	2,660	(1,754)	7,481	13,199	(5,718)
Cost of Biosecurity service revenue	6,017	21,995	(15,978)	39,913	160,799	(120,886)
Research and development (1)	156,662	261,460	(104,798)	463,583	875,095	(411,512)
General and administrative (1)	82,028	435,221	(353,193)	295,802	1,308,416	(1,012,614)
Impairment of lease assets	96,210	—	96,210	96,210	—	96,210
Total operating expenses	341,823	721,336	(379,513)	902,989	2,357,509	(1,454,520)
Loss from operations	(286,393)	(654,938)	368,545	(686,289)	(1,978,088)	1,291,799
Other (expense) income:
Interest income, net	15,020	6,380	8,640	43,914	8,821	35,093
Loss on equity method investments	—	(22,711)	22,711	(1,516)	(53,764)	52,248
Loss on investments	(36,324)	(1,758)	(34,566)	(44,815)	(39,981)	(4,834)
Change in fair value of warrant liabilities	1,891	(12,445)	14,336	(1,387)	96,099	(97,486)
Gain on deconsolidation of subsidiaries	—	15,989	(15,989)	—	31,889	(31,889)
Other income (expense), net	2,893	(676)	3,569	9,045	1,473	7,572
Total other (expense) income, net	(16,520)	(15,221)	(1,299)	5,241	44,537	(39,296)
Loss before income taxes	(302,913)	(670,159)	367,246	(681,048)	(1,933,551)	1,252,503
Income tax (benefit) provision	(22)	(28)	6	127	(257)	384
Net loss	(302,891)	(670,131)	367,240	(681,175)	(1,933,294)	1,252,119
Loss attributable to non-controlling interest	—	—	—	—	(3,833)	3,833
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(302,891)	$(670,131)	$367,240	$(681,175)	$(1,929,461)	$1,248,286
*As adjusted to reflect the impact of the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
(1)R&D and G&A expenses included a significant charge for stock-based compensation expense as a result of the modification of the vesting terms of RSUs and all related earnout shares (as further described above in “Modification of Equity Awards in Connection with SRNG Business Combination”). Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$33,976	$187,019	$122,086	$670,650
General and administrative	19,671	376,366	69,238	1,159,040
Total	$53,647	$563,385	$191,324	$1,829,690

Cell Engineering Revenue
Cell Engineering revenue increased $12.5 million and $26.1 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase was primarily due to progress of Current Active Programs with existing and new customers. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs. Programs typically require a ramp-up period and/or the achievement of technical milestones before contributing in a meaningful way to revenue.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration was $16.9 million in the three months ended September 30, 2023 compared to $10.3 million in the three months ended September 30, 2022, and $46.6 million in the nine months ended September 30, 2023 compared to $47.2 million in the nine months ended September 30, 2022.
In the third quarter of 2023, 21 New Programs commenced compared to 15 New Programs in the prior year period. The total number of Current Active Programs increased to 116 from 85 in the three months ended September 30, 2023 and 2022, respectively. Cumulative Programs increased to 219 from 144 in the three months ended September 30, 2023 and 2022, respectively. The number of customers increased to 76 from 43 in the three months ended September 30, 2023 and 2022, respectively.
In the nine months ended September 30, 2023, 55 New Programs commenced compared to 39 New Programs in the prior year period. The total number of Current Active Programs increased to 139 from 92 in the nine months ended September 30, 2023 and 2022, respectively. Cumulative Programs increased to 219 from 144 in the nine months ended September 30, 2023 and 2022, respectively. The number of customers increased to 84 from 45 in the nine months ended September 30, 2023 and 2022, respectively.
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
Biosecurity Revenue
Biosecurity revenue decreased $23.5 million in the three months ended September 30, 2023, compared to the same period in 2022 and was comprised of an increase in product revenue of $1.3 million and a decrease in service revenue of $24.8 million.
Biosecurity revenue decreased $188.9 million in the nine months ended September 30, 2023 compared to the same period in 2022 and was comprised of an increase in product revenue of $5.9 million and a decrease in service revenue of $194.8 million.
The amount and components of Biosecurity revenue were primarily dependent on the demand for COVID-19 testing products and services, which ended in the third quarter of 2023, following the announcements from the White House and World Health Organization regarding the end of the public health emergency in May 2023. The amount and components of Biosecurity revenue in future periods are expected to be comprised of our expanded offerings of biomonitoring and bioinformatic support services provided through our domestic and international partnerships.
Cost of Biosecurity Product and Service Revenue
Cost of Biosecurity product and service revenue decreased $17.7 million and $126.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease was driven by decreased demand for our COVID-19 testing products and services.
Research and Development Expenses
Research and development expenses decreased $104.8 million in the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $153.0 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), and decreases in professional fees of $3.6 million and laboratory supplies of $2.0 million, partially offset by increases in rent and facilities expense of $14.5 million, personnel-related compensation and benefits expense of $14.1 million, impairment of lab equipment of $12.3 million, depreciation and amortization expense of $10.7 million, and software and technology expense of $2.5 million. Increases in research and development expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering revenue and the integration of prior year acquisitions.
Research and development expenses decreased $411.5 million in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $548.6 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), and decreases in laboratory supplies of $4.1 million and professional fees of $2.7 million, partially offset by increases in personnel-related compensation and benefits expense of $60.6 million, rent and facilities expense of $32.6 million, depreciation and amortization expense of $27.1 million, impairment of lab equipment of $12.3 million, software and technology expense of $8.3 million, equipment expenses of $2.1 million, and travel and entertainment expenses of $1.6 million. Increases in research and development expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering revenue and the integration of prior year acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $353.2 million in the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $356.7 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), and decreases in professional fees of $3.4 million, marketing expenses of $1.2 million and other direct and allocated expenses of $1.2 million, partially offset by impairment of lab equipment related to prior year acquisitions of $3.9 million and increases in depreciation and amortization expense of $1.5 million, fair value adjustments to contingent consideration liabilities resulting from acquisitions of $2.0 million, and personnel-related compensation and benefits expense of $1.9 million. Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering and Biosecurity revenue and the integration of prior year acquisitions.
General and administrative expenses decreased $1,012.6 million in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a decrease in stock-based compensation expense of $1,089.8 million (inclusive of employer payroll taxes) due to vesting of RSUs and certain earnout shares that were modified in the fourth quarter of 2021 (refer to above section “Modification of Equity Awards in Connection with SRNG Business Combination”), and decreases in other operating expenses, including software and technology, business taxes, marketing, and other direct and allocated overhead expenses of $1.8 million, partially offset by increases in personnel-related compensation and benefits expense of $24.4 million, rent and facilities expense of $14.7 million, impairment of lab equipment related to prior year acquisitions of $12.9 million, professional fees of $10.5 million primarily for audit and accounting services and consulting costs, the fair value adjustments to contingent consideration liabilities resulting from acquisitions of $10.2 million, depreciation and amortization expense of $3.7 million and travel and entertainment expenses of $2.6 million. Increases in general and administrative expenses not attributable to stock-based compensation expense supported the growth of Cell Engineering and Biosecurity revenue and the integration of prior year acquisitions.
Impairment of Lease Assets
Impairment of lease assets increased $96.2 million in the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to impairment losses recognized on a right-of-use asset and the related leasehold improvements associated with an exited Zymergen leased facility. During the third quarter of 2023, Zymergen ceased use of and vacated the leased space, which triggered an impairment analysis and resulted in a write down of the carrying value of the assets to their estimated fair value.
Interest Income, Net
Interest income, net increased $8.6 million and $35.1 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase was primarily due to increases in interest rates on cash held in money market accounts.

Loss on Equity Method Investments
Loss on equity method investments decreased $22.7 million in the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to our equity method investments in Ayana and Joyn Bio, LLC (“Joyn Bio”). Upon the deconsolidation of Ayana in the third quarter of 2022, we recorded a $16.0 million loss on our retained investment in Ayana due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Additionally, in the third quarter of 2022, we recorded a $5.2 million loss on our equity method investment in Joyn Bio, a joint venture which was subsequently terminated in the fourth quarter of 2022.
Loss on equity method investments decreased $52.2 million in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to our equity method investments in Verb, Ayana, Joyn Bio, and BiomEdit. Upon the deconsolidation of Verb and Ayana during the nine months ended September 30, 2022, we recorded an aggregate $31.9 million loss on our retained investment in Verb and Ayana due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investments. In the nine months ended September 30, 2023, we recorded a $15.6 million loss on our equity method investment in Joyn Bio, a joint venture which was subsequently terminated in the fourth quarter of 2022. Our share of BiomEdit's losses under the HLBV method decreased by $4.4 million in the nine months ended September 30, 2023 compared to the same period in 2022.
Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.
Loss on Investments
Loss on investments increased $34.6 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to impairment losses recorded on our non-marketable equity securities.
Loss on investments increased $4.8 million in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was driven by a $26.1 million increase in impairment losses related to our non-marketable equity securities, offset by fluctuations in the stock prices of marketable equity securities and a $12.6 million mark-to-market adjustment on equity securities received as downstream value share payments upon the achievement of a commercial milestone in the nine months ended September 30, 2022. Non-cash consideration from customers is initially measured at the fair value of the non-cash consideration at contract inception.
Change in Fair Value of Warrant Liabilities
We recorded a $1.9 million gain on the change in fair value of warrant liabilities in the three months ended September 30, 2023 compared to a $12.4 million loss in the three months ended September 30, 2022. We recorded a $1.4 million loss on the change in fair value of warrant liabilities in the nine months ended September 30, 2023 compared to a $96.1 million gain in the nine months ended September 30, 2022. The change in fair value of warrant liabilities is primarily driven by changes in the value of our common stock. Increases or decreases in the value of our common stock results in a loss or gain, respectively, on the change in fair value of warrant liabilities.
Gain on Deconsolidation of Subsidiaries
Gain on deconsolidation of subsidiaries in the three and nine months ended September 30, 2022 relates to our deconsolidation of Verb and Ayana and consisted of $15.9 million and $16.0 million retained interests in Verb and Ayana, respectively, measured at fair value as of the deconsolidation date.
Other Income (Expense), Net
Other income (expense), net increased $3.6 million and $7.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to an increase in sublease net income and a decrease in loss on disposal of equipment.

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
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, loss on equity method investments, loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, acquired in-process research and development assets in connection with asset acquisitions, impairment charges, costs associated with the Zymergen Bankruptcy and other income and expenses. In the second quarter of 2022, we redefined Adjusted EBITDA to exclude transaction and integration costs associated with planned, completed or terminated mergers and acquisitions. The prior year non-GAAP financial measures presented below have been recast accordingly to conform to the new presentation for comparability. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.
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
The following table reconciles net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022 (as adjusted)*	2023	2022 (as adjusted)*
Net loss attributable to Ginkgo Bioworks Holdings, Inc. stockholders	$(302,891)	$(670,131)	$(681,175)	$(1,929,461)
Interest income, net	(15,020)	(6,380)	(43,914)	(8,821)
Income tax (benefit) provision	(22)	(28)	127	(257)
Depreciation and amortization	21,060	8,917	57,670	26,885
EBITDA	(296,873)	(667,622)	(667,292)	(1,911,654)
Stock-based compensation (1)	53,647	563,385	191,324	1,829,690
Loss on equity method investments (2)	—	22,711	1,516	52,927
Loss on investments	36,324	1,758	44,815	39,981
Change in fair value of warrant liabilities	(1,891)	12,445	1,387	(96,099)
Gain on deconsolidation of subsidiaries	—	(15,989)	—	(31,889)
Merger and acquisition related expenses (3)	12,253	12,017	47,108	20,184
Impairment of long-lived assets (4)	112,403	—	121,404	—
Change in fair value of convertible notes	317	(561)	121	(229)
Adjusted EBITDA	$(83,820)	$(71,856)	$(259,617)	$(97,089)
*As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.

(1)Includes $1.1 million and $0.2 million in employer payroll taxes for the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $7.2 million in employer payroll taxes for the nine months ended September 30, 2023 and 2022, respectively.
(2)Represents losses on equity method investments under the HLBV method, net of losses attributable to non-controlling interests.
(3)Represents transaction and integration costs directly related to mergers and acquisitions including (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, (iv) acquired intangible assets expensed as in-process research and development associated with asset acquisitions and (v) costs associated with the Zymergen Bankruptcy.
(4)For the three months ended September 30, 2023, includes $16.2 million impairment loss on lab equipment and $96.2 million impairment loss on a right-of-use asset and the related leasehold improvements associated with an exited Zymergen leased facility. For the nine months ended September 30, 2023, includes $25.2 million impairment loss on lab equipment and $96.2 million impairment loss on a right-of-use asset and the related leasehold improvements associated with an exited Zymergen leased facility.
Liquidity and Capital Resources
Sources of Liquidity
Upon the closing of the SRNG Business Combination in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from investments from certain accredited investors for 76 million shares of the Company’s Class A common stock at a price of $10.00 per share. As of September 30, 2023, we had cash and cash equivalents of $1,049.2 million which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
Material Cash Requirements
We anticipate that our expenditures will increase significantly in connection with our ongoing activities, as we:
•continue our R&D, activities under existing and new programs and further invest in our Foundry and Codebase;
•hire additional personnel and secure facilities to support our expanding R&D efforts;
•develop and expand our offerings, including Biosecurity;
•upgrade and expand our operational, financial and management systems and support our operations;
•acquire and integrate companies, assets or intellectual property that advance our company objectives;
•maintain, expand, and protect our intellectual property; and
•incur additional costs associated with operating as a public company.
Other than as noted below, there have been no significant changes to our material cash requirements during the nine months ended September 30, 2023 as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

As a result of the Zymergen Bankruptcy, we expect to deconsolidate Zymergen from our consolidated financial statements effective October 3, 2023; accordingly, Zymergen’s consolidated balance sheet, statement of operations and cash flows will be removed from our consolidated financial statements, inclusive of Zymergen’s cash balance. The removal of Zymergen’s cash balance is not expected to have a material impact on our liquidity, and we believe we are well capitalized to execute on our long-term strategy.

Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022 (as adjusted)*
Net cash used in:
Operating activities	$(237,669)	$(147,667)
Investing activities	(34,019)	(97,134)
Financing activities	(2,584)	(2,426)
Effect of exchange rate changes	(690)	(191)
Net decrease in cash, cash equivalents and restricted cash	$(274,962)	$(247,418)
▪As adjusted to reflect the impact of the adoption of ASC 842 as of January 1, 2022. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the adjustments.
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 consisted of net loss of $681.2 million, adjusted for net change in operating assets and liabilities of $12.2 million and non-cash charges of $455.7 million. The net change in operating assets and liabilities was primarily due to a $21.2 million decrease in accounts receivable, a $13.6 million decrease in prepaid expenses and other current assets, a $9.3 million decrease in operating lease right-of-use assets from lease incentives received, partially offset by a $29.4 million decrease in deferred revenue and a $18.3 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $57.7 million of depreciation and amortization, $187.0 million of stock-based compensation, $46.3 million loss on investments including equity method investments, $10.2 million loss on the change in fair value of contingent consideration liabilities, $24.6 million non-cash lease expense, and $121.4 million in impairments of long-lived assets.
Net cash used in operating activities for the nine months ended September 30, 2022 consisted of net loss of $1,933.3 million, adjusted for net change in operating assets and liabilities of $29.0 million and non-cash charges of $1,814.7 million. The net change in operating assets and liabilities was primarily due to a $20.5 million decrease in accounts receivable due to timing of collections on our Biosecurity contracts, a $5.2 million decrease in prepaid expenses and other current assets, partially offset by a $11.9 million decrease in accounts payable and other current liabilities and a $35.4 million decrease in deferred revenue. Non-cash charges primarily consisted of $26.9 million in depreciation and amortization expense, $1,822.5 million in stock-based compensation expense, $93.7 million loss on investments including equity method investments, partially offset by $18.1 million of non-cash equity consideration received from a customer upon achievement of a milestone, $96.1 million gain on the change in fair value of warrant liabilities, and $31.9 million gain on the deconsolidation of Verb and Ayana.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of purchases of property and equipment of $37.4 million associated with Foundry capacity and capability investments and $3.0 million in proceeds from sale of equipment.
Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of purchases of property and equipment of $26.6 million associated with Foundry capacity and capability investments, investment in equity securities of $3.7 million, relinquishment of $55.7 million in cash upon the deconsolidation of Verb and Ayana, and $10.0 million convertible note financing provided to Joyn.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 primarily consisted of principal payments on finance leases and payments of contingent consideration related to business acquisitions.

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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation loss was $1.6 million and $2.4 million in the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $6.2 million in the nine months ended September 30, 2023 and 2022, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors and customers. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 were still present as of September 30, 2023. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

Notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above, and with the oversight of the audit committee of our board of directors, we commenced remediation efforts to address the material weaknesses and enhance our control environment, including our internal control over financial reporting. We expect to continue remediation efforts during the remainder of fiscal 2023. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist. Our efforts include:
•Adding qualified personnel within our accounting, finance, and information technology (IT) functions and the implementation of specific control responsibilities within those positions;
•Increased and enhanced employee training related to internal control over financial reporting;
•Implementation and enhancement of control activities, including automation of certain control processes; and
•Engagement with third-party consultants to improve our control environment further, including increasing the standardization of control support and documentation.

Management and our board of directors are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We will continue to implement measures to remedy our internal control deficiencies, and we will continue to assess our internal controls and procedures and take further action as necessary or appropriate to address any other matters we identify.
Changes in Internal Control over Financial Reporting
Except as otherwise noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company completed its acquisition of Zymergen on October 19, 2022. On August 4, 2021, a putative securities class action was filed on behalf of purchasers of the common stock of Zymergen, pursuant to or traceable to the registration statement for Zymergen’s initial public offering (“IPO”). The action is pending in the United States District Court for the Northern District of California, and is captioned Wang v. Zymergen Inc., et al., Case No. 3:21-cv-06028-VC. The action alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with Zymergen’s IPO, names Zymergen, certain of its former officers and directors, and its IPO underwriters, as defendants and seeks damages in an unspecified amount, attorneys’ fees, and other remedies. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
On November 9, 2021, one of Zymergen’s then purported shareholders filed a putative derivative lawsuit in the United States District Court for the Northern District of California that is captioned Mellor v. Hoffman, et al., Case No. 3:21-cv-08723-VC. The complaint names certain of Zymergen’s former officers and directors as defendants and Zymergen as nominal defendant based on allegations substantially similar to those in the securities class action. The complaint purports to assert claims on Zymergen’s behalf for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and contribution under the federal securities laws and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
On or about February 7, 2023, a complaint was filed by Fortis Advisors LLC, solely in its capacity as Stockholders’ Representative for the holders of convertible promissory notes of Lodo Therapeutics Corporation (“Lodo”), against our subsidiary, Zymergen, in Delaware Superior Court. The complaint purports to allege violations of California securities laws based on Zymergen’s exchange of its common stock for convertible promissory notes issued by Lodo in connection with Zymergen’s May 2021 acquisition of Lodo. The complaint seeks damages in an unspecified amount, attorneys’ fees, and other remedies. On October 5, 2023, a Suggestion of Bankruptcy of Defendant Zymergen Inc. was filed in this action.
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
We have incurred significant operating losses since our inception. Our net loss attributable to our stockholders was approximately $681.2 million and $1,929.5 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, we had an accumulated deficit of approximately $5,078.8 million. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform, the cell programs we perform on behalf of our customers and otherwise growing our business, including our biosecurity and public health unit, Concentric by Ginkgo. Our operating expenses have increased as a result of becoming a public company, and we expect that our operating expenses will continue to increase as we grow our business. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from Concentric by Ginkgo. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.
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
We have a portfolio of cell engineering programs which vary in start date, duration, complexity, and revenue potential. Additionally, our downstream economics in the form of equity interests, milestone payments, or royalty streams add an additional level of uncertainty to our possible future performance. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer company history of successfully developing, commercializing and generating revenue from our programs and/or downstream economic participation. With respect to Concentric by Ginkgo, now that the White House and World Health Organization have each announced the end of the public health emergency effective May 2023, the revenue stream of our COVID-19 testing services substantially ended in the third quarter of 2023.
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
Our biosecurity and public health offering, Concentric by Ginkgo, consists of pathogen testing, passive monitoring, and bioinformatics programs, which are subject to inherent risks of commercial viability, such as demand for tests and price or market share erosion due to competition. For example, the White House and World Health Organization have each announced the end of the public health emergency effective May 2023; therefore, the revenue stream of our COVID-19 testing services substantially ended in the third quarter of 2023.
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
We have been and may in the future be a target for securities and shareholder lawsuits, including lawsuits filed in connection with the acquisition of Zymergen in October 2022 (the “Zymergen Acquisition”). For example, litigation is pending against Zymergen and certain of its former officers and directors in connection with Zymergen’s April 2021 initial public offering and against Zymergen with respect to its acquisition of Lodo. The outcome of such pending and potential litigation is uncertain. Such disputes, including any related governmental or regulatory investigations and the cost of defending such, could result in an adverse effect on our business, results of operations, financial condition, reputation and cash flows, and could adversely impact the market price of our common stock. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and could impose a significant burden on management and employees. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.
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
Partnering with and investing in early stage and small companies may expose us to a number of risks, including that early stage and small companies may have:
•shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital than originally anticipated to expand, compete and operate their business;
•the inability to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms;
•a higher likelihood of holding cash deposits or maintaining lines of credit with banks focused on providing banking services to early stage or venture-backed companies, such as Silicon Valley Bank (“SVB”), which failed in March 2023;
•a higher likelihood of depending on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on such company and, in turn, on us;
•less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•particular vulnerabilities to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources; and
•fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements.
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
Our inability to complete any future strategic acquisitions or to successfully integrate any new or previous strategic acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. We may continue to seek attractive opportunities to acquire technologies or businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. Certain acquisitions may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as disputes or litigation. In addition, any strategic acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets in the acquisition and thus our realization of this value relies on successful integration and continued operations. We may not be able to integrate acquired technologies, assets, products, operations or businesses successfully, make any acquired businesses profitable, retain key employees (or integrate employees) or realize anticipated revenues, cost savings, or synergies, if any, from these acquisitions, or do so in an effective, timely and non-disruptive manner, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by acquisitions, investments, transition and/or integration activities. See “Risk Factors–Risks Related to Zymergen.”
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
Acquisitions may also increase our expenses and reduce our cash available for operations and other uses. In addition, we may not be able to fully recover the costs of such acquisitions or be successful in leveraging any such strategic transactions into increased business, revenue, or profitability. We also cannot predict the number, timing, or size of any future acquisitions or the effect that any such transactions might have on our operating results.
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
As described above, some lab equipment, lab consumables, and other services and materials that we purchase are purchased from single-source or preferred suppliers, which limits our negotiating leverage and our ability to rely on additional or alternative suppliers for these items. Our dependence on these single-source and preferred suppliers exposes us to certain risks, including the following:
•our suppliers may cease or reduce production or deliveries, raise prices, or renegotiate terms;
•we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•if there is a disruption to our single-source or preferred suppliers’ operations, and if we are unable to enter into arrangements with alternative suppliers, we will have no other means of continuing the relevant research, development, or manufacturing operations until they restore the affected facilities or we or they procure alternative sources of supply;
•delays caused by supply issues may harm our reputation, frustrate our customers, and cause them to turn to our competitors for future programs; and
•our ability to progress the development of existing programs and the expansion of our capacity to begin future programs could be materially and adversely impacted if the single-source or preferred suppliers upon which we rely were to experience a significant business challenge, disruption, or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, or reputational issues.
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
For the nine months ended September 30, 2023, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Foundry services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.
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
We currently market our services and deliver our programs, materials, and processes outside of the United States and may market future offerings outside of the United States. We, and our suppliers, collaborators, and customers, currently conduct business outside of the United States. From time to time, our services may include the hiring or secondment of our employees outside the United States at third party facilities or require the hiring or secondment of foreign persons within our facilities, including as a result of foreign acquisitions. Accordingly, we are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations and customer base. These risks include:
•political, social and economic instability;
•higher levels of credit risk, corruption, and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•increased expenses and diversion of our management’s attention from advancing programs;
•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;
•import and export controls and restrictions and changes in trade regulations;

•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions;
•multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, tariffs, trade regulations, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;
•failure by us, our collaborators or our customers to obtain regulatory clearance, authorization or approval for the use of our services in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations, including difficulties related to the increased operations, travel, infrastructure and legal compliance costs associated with international locations;
•logistics and regulations associated with shipping chemicals, biomaterials and product samples, including infrastructure conditions and transportation delays;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, widespread inflationary pressure, the impact of local and regional financial crises, on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, the outbreak of disease, or public health epidemics/pandemics, such as COVID-19, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy;
•breakdowns in infrastructure, utilities and other services;
•boycotts, curtailment of trade and other business restrictions; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
Additionally, as part of our growth strategy, we will continue to evaluate potential opportunities for international expansion. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we face in the United States. However, our international expansion efforts may not be successful, which could limit the size of our market or the ability to provide services or programs internationally.In addition, due to potential costs from any international expansion efforts and potentially higher supplier costs outside of the United States, our international operations may operate with a lower margin profile. As a result, our margins may fluctuate as we expand our operations and customer base internationally.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Our investments in and use of AI may result in reputational harm, liabilities, or other adverse consequences to our business operations.
In August 2023, we entered into a strategic partnership with Google Cloud to develop and deploy AI tools for biology and biosecurity.
There is no guarantee that Ginkgo will be successful in developing AI tools and as with many innovations, the use of AI presents many risks and challenges, including misuse, flawed algorithms, and insufficient and/or biased datasets. Additionally, AI technologies are complex and rapidly evolving. Uncertainty around new and emerging AI technologies may require additional investment to remain commercially relevant and/or to develop appropriate protections and safeguards. These investments may be costly and could increase our expenses as we contemplate expanding the use of AI in our platform and services. We may also face significant potential disruption from an evolving regulatory landscape. Challenges inherent to the use of AI or specific to Google's AI systems could adversely impact the reliability of our data and subject us to delays and competitive harm, result in new or enhanced governmental or regulatory scrutiny, pose confidentiality or security risks, ethical concerns, or legal liability, as well as brand or reputational harm, and our business and results of operations may suffer.
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
Risks Related to Zymergen
We are subject to risks related to Zymergen’s Chapter 11 proceedings.
On October 3, 2023, Zymergen and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. In connection with the Zymergen Bankruptcy, we entered into an asset purchase agreement with Zymergen as the stalking horse bidder under Section 363 of the U.S. Bankruptcy Code to acquire exclusive rights to substantially all of Zymergen’s intellectual property assets and certain other assets. See Note 15, Subsequent Event, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

There are a number of risks and uncertainties associated with the Zymergen Bankruptcy, including, among others, those related to: legal risks related to the Chapter 11 proceedings; potential impacts to our reputation and relationships with our customers, suppliers, employees (including potential increased difficulty in retaining and motivating key employees and potential increased difficulty in attracting new employees during the pendency of the Zymergen Bankruptcy and thereafter), regulators and other counterparties and stakeholders; risks associated with third-party motions or adversary proceedings in the Zymergen Bankruptcy, which may impose additional collateral requirements or interfere with Zymergen’s ability to formulate and implement a plan of reorganization; the risk that our stalking horse bid for Zymergen’s assets and liabilities is not the winning bid; the risks associated with losing the bid and another party becoming the owner of substantially all of Zymergen’s assets, including potential impacts on employees, intellectual property, real estate, equipment and technology; the costs of Chapter 11 proceedings and length of time necessary to resolve the case; and Zymergen’s ability to reach acceptable agreements with claimants and navigate the Chapter 11 proceedings to obtain approval and consummation of a plan of reorganization. Due to the inherent uncertainty of the bankruptcy process, we cannot predict the timing, outcome or financial impact of this matter, or any other ongoing or future litigation.

In connection with the Zymergen Bankruptcy, we may fail to realize the benefits and synergies expected from the Zymergen Acquisition, which could adversely affect our stock price.

Even though we entered into a stalking horse bid in connection with the Zymergen Bankruptcy, Zymergen may hold an auction for the Zymergen assets if it receives additional bids for the assets that meet certain requirements set forth in the bidding procedures. Under this process, other potential acquirers will be afforded the opportunity to submit higher and/or better offers for the Zymergen assets. It is possible that another buyer may be willing to pay more to acquire the Zymergen assets than we are willing to pay, in which case we would not acquire the Zymergen assets. If we are selected as the successful bidder at the auction in accordance with the bidding procedures, consummation of the sale will remain subject to the approval of the Bankruptcy Court. There can be no assurance that we will be the successful bidder or that we will be able to consummate the acquisition of the Zymergen assets.

If we are not the successful bidder in the Zymergen Bankruptcy, we may not be able to realize the expected benefits and synergies from the Zymergen Acquisition. Achieving the benefits of the Zymergen Acquisition will depend, in part, on our ability to continue to have a successful relationship with Zymergen. Potential challenges, which will be complex and time-consuming, include the following:

▪difficulties managing new and existing technologies, systems and processes with respect to our platform and operations;

▪successfully managing relationships with the supplier and customer base of Ginkgo and Zymergen;
▪coordinating independent research and development and engineering teams across platforms while reducing costs;
▪achieving efficiencies in procurement, research, development and engineering activities and processes and customer and technical support and management and administrative functions;
▪the ability to create value from Zymergen’s product portfolio assets;
▪coordinating sales and marketing efforts to effectively position our capabilities and the direction of our platform;
▪limitations or encumbrances on certain Zymergen intellectual property or other difficulties utilizing Zymergen intellectual property with Ginkgo’s portfolio;
▪the increased scale and complexity of our operations resulting from the Zymergen Acquisition;
▪managing Zymergen’s real estate cost commitments;
▪retaining key employees of Ginkgo and Zymergen;
▪managing employee transition and severance costs;
▪managing Ginkgo’s other acquisitions in addition to the Zymergen Acquisition;
▪minimizing the diversion of Ginkgo’s management’s attention from other important business objectives; and
▪factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

If we do not successfully manage these issues, then Ginkgo may not achieve the anticipated benefits of the Zymergen Acquisition and its revenue, expenses, operating results and financial condition could be materially adversely affected.
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
There are a number of companies in the broader synthetic biology industry, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments, including emerging AI technologies, may result in our platform becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies that enable our customers to develop products using our platform in a manner that is either less expensive, faster, superior or otherwise differentiated from what a competitor’s technologies and products might enable. If we are unable to continue to successfully advance our platform or the services it provides at scale, or if our customers are unable to commercialize the products or processes made or improved upon by using our platform, our business and results of operations will be adversely impacted.
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
Other changes in the law may further detract from the value of life science patents and facilitate challenges to our patents. In some cases, we develop inventions with the assistance of machine learning and other computational tools that may be considered to be AI, and we expect to use such tools, and to use generative AI, in future development. The U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) has ruled that inventions created entirely by AI are not patentable, while the USPTO has sought public comment about how it could encourage the use of AI in developing inventions. Because the law is in flux with respect to AI-assisted inventions, there is uncertainty and risk associated with patenting such inventions. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a further material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. It is also possible that disclosure requirements with respect to use of AI tools may be imposed by the patent office, which could increase the cost of patent prosecution and cause uncertainty and delay in the enforcement of patent rights.
In some cases, we use genetic sequence information from naturally occurring organisms. U.S. Supreme Court rulings have narrowed the scope of patent protection for naturally occurring sequences and for inventions based on the observation and exploitation of natural phenomena. These decisions have weakened the rights of patent owners in certain situations. The Federal Circuit and the Supreme Court have also issued a series of rulings that create obstacles to the patenting of groups of genetic sequences that share functional characteristics, making it more difficult to obtain claims to certain genetic constructs, particularly antibodies. These changes in the law have created uncertainty with respect to the validity and enforceability of patents covering natural and engineered sequences.
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
The life science academic and research community has abided by norms of free exchange of biomaterials, but norms have begun to change so that parties may assert ownership and control over biomaterials that they permitted to be freely disseminated in the past. Thus, despite our best efforts to confirm our right to use biomaterials in our possession, we may use organisms that we believe to be free of encumbrance that are, in fact, subject to claims of title by others. In such a situation, litigation may be required to clear title, if it can be cleared at all. Similarly, we may be subject to claims that we have used biomaterials obtained from licensors or repositories for unauthorized purposes, or purposes not consistent with the licensing terms of the providing organization.
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
The Nagoya Protocol is a supplemental agreement to the Convention on Biological Diversity (“CBD”) that is designed to provide for equitable sharing of benefits arising from the utilization of genetic resources and traditional knowledge. There are other international treaties, as well as local legislation in many countries, with similar objectives. Under the Nagoya Protocol and many other treaties and laws, countries possessing genetic resources (“source countries”) are tasked with setting up procedures and institutional infrastructure for researchers to obtain prior informed consent, both from the source country and from any relevant indigenous or traditional communities, for biological research. Many have been slow to adopt workable institutions permitting the rational negotiation of benefit-sharing agreements. Many source countries are now asserting that the use of digital genetic sequence information is subject to the constraints of the Nagoya Protocol or similar national- or local-level benefit-sharing requirements. It is unclear whether this position will ultimately be adopted or what the implications of such adoption might be. It is unclear what a source country might assert if we used genetic sequences (i) extracted by a third party from a natural resource that was removed from its source country before that source country ratified the CBD or signed the Nagoya Protocol (ii) extracted by a third party and uploaded to public sequence databases after the source country ratified the CBD; (iii) in a heterologous host organism; or (iv) as a base for further engineering, so that the sequence we use no longer conforms to the natural sequence on which it was based.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•we may choose not to file a patent in order to maintain certain intellectual property as trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•the patents of others may harm our business;
•we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•we might not have been the first to file patent applications covering certain of our inventions; and
•issued patents that we hold rights to may fail to provide us with any competitive advantage, or may be held invalid or unenforceable, including as a result of legal challenges by our competitors.
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
Problems in and around one or more of our laboratories or corporate offices, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including:
•human error;
•equipment failure;
•physical, electronic and cybersecurity breaches;
•fire, earthquake, hurricane, flood, tornado and other natural disasters;
•extreme temperatures;
•flood and/or water damage;
•fiber cuts;
•power loss;
•terrorist acts, including acts of bioterrorism;
•sabotage, vandalism and cyberattacks; and
•local epidemics or global pandemics such as the COVID-19 pandemic.
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
Federal and state healthcare laws and regulations that may affect our ability to conduct business include, without limitation:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits a physician, in the absence of an applicable exception, from making a referral for certain designated health services covered by the Medicare or Medicaid program, including clinical laboratory services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services. The Stark Law also prohibits the entity furnishing the designated health services from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral;
•the federal civil false claims laws, including without limitation the federal False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•the EKRA, which created a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Unlike the Anti-Kickback Statute, EKRA is not limited to services reimbursable under a government health care program, but instead extends to all services reimbursed by “health care benefit programs”;
•the healthcare fraud statutes under HIPAA, which impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) enacted as part of the American Recovery and Reinvestment Act of 2009, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, on covered entities subject to HIPAA (i.e., health plans, healthcare clearinghouses and certain healthcare providers), as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information, to safeguard the privacy, security and transmission of individually identifiable health information from any unauthorized use or disclosure;
•the U.S. Food, Drug, and Cosmetic Act (“FDCA”) which imposes civil and criminal liability for engaging in any of a number of Prohibited acts, including distributing drugs, devices and foods that are adulterated or misbranded. To charge a criminal misdemeanor violation of the FDCA, no intent need be shown;
•federal consumer protection and unfair competition laws, which broadly regulate platform activities and activities that potentially harm consumers; and
•state law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and fee-splitting, and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers and self-pay patients.
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
Although we work to comply with applicable laws, regulations and standards, contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which Ginkgo must comply. There is increased public awareness of privacy issues in the wake of revelations about the data-collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
We are exposed to the risk that our employees, agents, contractors, research partners, consultants or vendors may engage in fraudulent or other illegal activity or misconduct. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that causes us to breach our contracts and/or violates applicable laws and regulations, including but not limited to laws:
•applicable to the provision of health care services;
•governing the storage and handling of controlled substances;
•requiring the reporting of true, complete and accurate information to the FDA, USDA, and other government agencies;
•specifying vendor qualification standards and recordkeeping requirements;
•international, federal and state fraud and abuse laws and regulations;
•protecting the privacy and security of personally identifiable information and requiring breach notification;
•relating to anti-corruption, anti-bribery, and anti-money laundering; and
•requiring the true, complete and accurate reporting of services, financial information, or data.
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
Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for programs and resulting products;
•loss of revenue;
•substantial monetary payments;
•significant time and costs to defend related litigation;
•the inability to commercialize any products from our programs; and
•injury to our reputation and significant negative media attention.
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
An entity generally will be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, as amended (“Investment Company Act”) if:

•it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•it is an inadvertent investment company because, absent an applicable exemption, (i) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or (ii) it owns or proposes to acquire investment securities having a value exceeding 45% of the value of its total assets (exclusive of U.S. government securities and cash items) and/or more than 45% of its income is derived from investment securities on a consolidated basis with its wholly owned subsidiaries.
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
Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of September 30, 2023, our directors and executive officers hold in the aggregate almost half of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate more than half of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.
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
The trading price of our Class A common stock has been in the past and is likely to continue to be volatile. Such volatility may be, in part, attributable to:
•future sales of our common stock or other securities by us or our existing stockholders, or the perception of such future sales;
•results of operations of the company or our competitors that vary from the expectations of securities analysts and investors;
•changes in expectations as to our future financial performance and growth, including assessments of our business, prospects, financial estimates and investment recommendations by securities analysts, investors and short sellers;
•additions or departures of key management personnel or members of our board of directors;

•announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•announcements relating to actual or potential civil and non-civil litigation, as well as governmental or regulatory investigations or inquiries;
•guidance that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•changes in the perception of our offerings or the synthetic biology industry more general including changes in regulatory conditions;
•the development and sustainability of an active trading market for our common stock;
•changes in accounting principles;
•changes in general economic or market conditions or trends in our industry or markets;
•other events or factors, including those resulting from natural disasters, pandemics, epidemics, war, acts of terrorism or responses to these events.
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
There are up to approximately 206 million shares of common stock that may be earned if the trading price is greater than or equal to certain earnout price thresholds ranging from $12.50 to $20.00 for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 51.5 million shares were earned as of September 30, 2023. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.
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

3.3	Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on October 27, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: November 8, 2023	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2023	By:	/s/ Steven P. Coen
Name: Steven P. Coen
Title: Chief Accounting Officer (Principal Accounting Officer)