Form 10-Q
period 2024-03-31
Ginkgo Bioworks Holdings, Inc.
filed 2024-05-09
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of May 2, 2024, the registrant had 1,709,063,953 shares of Class A common stock, 382,214,015 shares of Class B common stock and 120,000,000 shares of non-voting Class C common stock outstanding.

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
•Ginkgo’s ongoing remediation efforts with respect to its identified material weakness in internal control over financial reporting;
•factors relating to the business, operations and financial performance of Ginkgo, including:
◦the performance and output of Ginkgo’s cell engineering and biosecurity platforms;
◦Ginkgo’s ability to effectively manage its growth, including its anticipated approach to inorganic growth and related impacts on Ginkgo’s financial performance;
◦Ginkgo’s ability to realize near-term and long-term cost savings associated with our site consolidation plans, including the ability to terminate leases or find sub-lease tenants for unused facilities;
◦Ginkgo’s exposure to the volatility and liquidity risks inherent in holding equity interests in certain of its customers;
◦rapidly changing technology, including in relation to artificial intelligence (“AI”), and extensive competition in the synthetic biology industry that could make the products and processes Ginkgo is developing obsolete or non-competitive unless it continues to collaborate on the development of new and improved products and processes and pursue new market opportunities;
◦Ginkgo’s expected stabilization in operational overhead costs in 2024;
◦Ginkgo’s ability to attract new customers and generate additional demand for its services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing processes that Ginkgo develops and Ginkgo’s ability to accurately predict customer demand, including with respect to the data we access and hold;
◦the anticipated growth of Ginkgo’s biomonitoring and bioinformatic support services, its expanding epidemiology capabilities and potential impact on the ability to predict pathogen emergence and evolution, its international expansion and the relative value of the services on Ginkgo’s future Biosecurity revenue;
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
i

•intense competition and competitive pressures from other companies worldwide in the industries in which Ginkgo operates;
•litigation, including securities or shareholder litigation, and the ability to adequately protect Ginkgo’s intellectual property rights;
•the success of Ginkgo’s programs, the growth of Ginkgo’s biomonitoring and bioinformatic support services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration; and
•other factors in this Quarterly Report on Form 10-Q and the Company’s 2023 Annual Report on Form 10-K
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s 2023 Annual Report on Form 10-K and elsewhere in this report. which are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$840,440	$944,073
Accounts receivable, net	24,189	17,157
Accounts receivable - related parties	370	742
Prepaid expenses and other current assets	38,021	39,777
Total current assets	903,020	1,001,749
Property, plant, and equipment, net	195,992	188,193
Operating lease right-of-use assets	220,785	206,801
Investments	76,021	78,565
Intangible assets, net	77,407	82,741
Goodwill	47,909	49,238
Other non-current assets	60,627	58,055
Total assets	$1,581,761	$1,665,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,995	$9,323
Deferred revenue (includes $707 and $5,426 from related parties)	33,612	44,486
Accrued expenses and other current liabilities	108,436	110,051
Total current liabilities	169,043	163,860
Non-current liabilities:
Deferred revenue, net of current portion (includes $123,549 and $119,053 from related parties)	166,067	158,062
Operating lease liabilities, non-current	234,497	221,835
Other non-current liabilities	24,884	24,433
Total liabilities	594,491	568,190
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 6)	202	199
Additional paid-in capital	6,445,058	6,385,997
Accumulated deficit	(5,456,439)	(5,290,528)
Accumulated other comprehensive (loss) income	(1,551)	1,484
Total stockholders’ equity	987,270	1,097,152
Total liabilities and stockholders’ equity	$1,581,761	$1,665,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Cell Engineering revenue (1)	$27,889	$34,096
Biosecurity revenue:
Product	—	11,666
Service	10,055	34,940
Total revenue	37,944	80,702
Costs and operating expenses:
Cost of Biosecurity product revenue	—	4,541
Cost of Biosecurity service revenue	9,202	17,834
Research and development	136,457	162,639
General and administrative	70,287	111,433
Total operating expenses	215,946	296,447
Loss from operations	(178,002)	(215,745)
Other income (expense):
Interest income, net	11,711	14,545
Loss on equity method investments	—	(1,449)
Loss on investments	(2,544)	(6,370)
Change in fair value of warrant liabilities	940	1,204
Other income, net	2,015	2,928
Total other income (expense)	12,122	10,858
Loss before income taxes	(165,880)	(204,887)
Income tax expense	31	82
Net loss	$(165,911)	$(204,969)
Net loss per share, basic and diluted	$(0.08)	$(0.11)
Weighted average common shares outstanding:
Basic	2,004,460	1,914,963
Diluted	2,005,336	1,916,637
Comprehensive loss:
Net loss	$(165,911)	$(204,969)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,035)	1,018
Total other comprehensive (loss) income	(3,035)	1,018
Comprehensive loss	$(168,946)	$(203,951)
(1)Includes related party revenue of $733 and $4,703 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	1,891,976	$190	$6,136,378	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	41,904	4	12	—	—	16
Settlement of contingent consideration - restricted stock	—	—	2,262	—	—	2,262
Stock-based compensation expense	—	—	72,982	—	—	72,982
Foreign currency translation	—	—	—	—	1,018	1,018
Net loss	—	—	—	(204,969)	—	(204,969)
Balance as of March 31, 2023	1,933,880	$194	$6,211,634	$(4,602,628)	$(1,614)	$1,607,586

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	2,001,315	$199	$6,385,997	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	18,190	2	527	—	—	529
Settlement of contingent consideration	986	—	1,877	—	—	1,877
Issuance of common stock for asset acquisitions	13,133	1	15,875	—	—	15,876
Stock-based compensation expense	—	—	40,782	—	—	40,782
Foreign currency translation	—	—	—	—	(3,035)	(3,035)
Net loss	—	—	—	(165,911)	—	(165,911)
Balance as of March 31, 2024	2,033,624	$202	$6,445,058	$(5,456,439)	$(1,551)	$987,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(165,911)	$(204,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,869	18,958
Stock-based compensation	40,782	72,986
Loss on investments and equity method investments	2,544	7,819
Change in fair value of warrant liabilities	(940)	(1,204)
Change in fair value of contingent consideration liability	(926)	5,177
Non-cash lease expense	5,637	8,039
Non-cash in-process research and development	16,816	—
Other non-cash activity	(442)	1,121
Changes in operating assets and liabilities:
Accounts receivable ($372 and $(26) from related parties)	(6,770)	(526)
Prepaid expenses and other current assets	1,154	7,442
Operating lease right-of-use assets	—	2,665
Other non-current assets	(707)	(2,036)
Accounts payable, accrued expenses and other current liabilities	10,871	19,080
Deferred revenue, current and non-current ($(223) and $(2,226) from related parties)	(2,912)	(17,233)
Operating lease liabilities, current and non-current	(4,097)	(8,521)
Other non-current liabilities	2,773	617
Net cash used in operating activities	(89,259)	(90,585)
Cash flows from investing activities:
Purchases of property and equipment	(6,710)	(19,441)
Business acquisition	(5,400)	—
Other	—	27
Net cash used in investing activities	(12,110)	(19,414)
Cash flows from financing activities:
Proceeds from exercise of stock options	70	12
Principal payments on finance leases	(294)	(322)
Contingent consideration payment	(621)	—
Payment of equity issuance costs	—	(578)
Net cash used in financing activities	(845)	(888)
Effect of foreign exchange rates on cash and cash equivalents	(157)	(26)
Net decrease in cash, cash equivalents and restricted cash	(102,371)	(110,913)

Cash and cash equivalents, beginning of period	944,073	1,315,792
Restricted cash, beginning of period	45,511	53,789
Cash, cash equivalents and restricted cash, beginning of period	989,584	1,369,581

Cash and cash equivalents, end of period	840,440	1,206,086
Restricted cash, end of period	46,773	52,582
Cash, cash equivalents and restricted cash, end of period	$887,213	$1,258,668

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed disclosures which would normally be included with annual financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the Company's 2023 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in Note 2 to the Company's 2023 consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed within Note 2 to the Company's 2023 consolidated financial statements included in the 2023 Annual Report on Form 10-K.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Acquisitions
On October 3, 2023, and in connection with the Zymergen Bankruptcy, as defined and discussed in the Company’s 2023 Annual Report on Form 10-K, the Company entered into an asset purchase agreement with Zymergen (the “Zymergen APA”) as the stalking horse bidder under Section 363 of the U.S. Bankruptcy Code to acquire exclusive rights to substantially all of Zymergen’s intellectual property assets and certain other assets.
On January 18, 2024 (the “Closing Date”), the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, and on February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805 and was not material to the Company's consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material for the three months ended March 31, 2024.
In the three months ended March 31, 2024, the Company issued 13.1 million shares of Class A common stock to acquire certain assets, which did not meet the definition of a business for accounting purposes. The assets acquired consisted of intellectual property with an aggregate estimated fair value of $16.9 million, all of which was expensed as in-process research and development in the accompanying condensed consolidated statements of operations and comprehensive loss during the period, as the assets did not have an alternative use.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of March 31, 2024
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$816,947	$816,947	$—	$—
Synlogic, Inc. warrants (1)	Investments	304	—	304	—
Marketable equity securities	Investments	22,209	22,209	—	—
Notes receivable	Prepaid expenses and other assets	12,795	—	—	12,795
Notes receivable	Other non-current assets	14,475	—	12,130	2,345
Total assets		$866,730	$839,156	$12,434	$15,140
Liabilities:
Public Warrants	Warrant liabilities	$3,105	$3,105	$—	$—
Private Placement Warrants (3)	Warrant liabilities	1,655	—	118	1,537
Contingent consideration	Accrued expenses and other current liabilities	15,320	—	—	15,320
Contingent consideration	Other non-current liabilities	5,274	—	—	5,274
Total liabilities		$25,354	$3,105	$118	$22,131

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		As of December 31, 2023
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$913,729	$913,729	$—	$—
Synlogic, Inc. warrants (1)	Investments	654	—	654	—
Marketable equity securities (2)	Investments	19,190	18,401	789	—
Notes receivable	Prepaid expenses and other	12,293	—	—	12,293
Notes receivable	Other non-current assets	13,601	—	11,765	1,836
Total assets		$959,467	$932,130	$13,208	$14,129
Liabilities:
Public Warrants	Warrant liabilities	$3,794	$3,794	$—	$—
Private Placement Warrants (3)	Warrant liabilities	1,906	—	60	1,846
Contingent consideration	Accrued expenses and other current liabilities	18,468	—	—	18,468
Contingent consideration	Other non-current liabilities	5,805	—	—	5,805
Total liabilities		$29,973	$3,794	$60	$26,119
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
Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2024, transfers from Level 2 to Level 1 occurred due to lapse of regulatory sales restrictions on marketable equity securities. Additionally, as of March 31, 2024, a portion of the Private Placement Warrants' estimated fair value was transferred from Level 3 to Level 2 as a result of the Private Placement Warrants having substantially the same terms as the Public Warrants when transferred to anyone other than the initial purchasers or their permitted transferees, leading the Company to determine their fair value to be equivalent to that of the Public Warrants. There were no other transfers between Levels 1, 2, or 3 during the three months ended March 31, 2024 or 2023.
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, for which changes in fair value are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024 and December 31, 2023, the Company held a senior secured note in the principal amount of $11.8 million and a convertible promissory note in the principal amount of $10.0 million, both issued by Bolt Threads, Inc. (“Bolt Threads”). The senior secured note bears interest at 12% per annum, is due December 31, 2027 and is included in other non-current assets at its estimated fair value. The convertible promissory note bears interest at 8% per annum, is convertible into equity securities of Bolt Threads upon a qualified financing, a non-qualified financing, or special purpose acquisition company transaction, at a conversion price equal to 80% of the price paid per share under the conversion scenario, or is otherwise payable on demand any time after the maturity date of October 4, 2024. The convertible promissory note is included in prepaid expenses and other current assets at its estimated fair value.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
rating category of the issuer. The fair value of the senior secured note is based on observable market inputs, which represents a Level 2 measurement within the fair value hierarchy.
In addition to the convertible promissory note issued by Bolt Threads, the Company holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments issued by customers and by Bolt Threads. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of March 31, 2024 were scenario probabilities of between 5% and 85%, a discount rate of 17% and estimated time to event date of up to two years. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2023 were scenario probabilities of between 5% and 85%, a discount rate of 17% and estimated time to event date of one to two years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of March 31, 2024, the convertible debt instruments had an unpaid principal balance of $21.9 million and a fair value of $15.1 million. As of December 31, 2023, the convertible debt instruments had an unpaid principal balance of $21.0 million and a fair value of $14.1 million.
The following table provides a reconciliation of notes receivable measured at fair value using Level 3 significant unobservable inputs for the three months ended March 31 (in thousands):

	2024	2023
Balance at January 1,	$14,129	$7,660
Additions	50	1,998
Change in fair value	961	(1,565)
Balance at March 31,	$15,140	$8,093
Warrant Liabilities
In connection with the Company's merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, the Company assumed 34.5 million publicly-traded warrants (“Public Warrants”) and 17.3 million private placement warrants (the “Private Placement Warrants”) previously issued in connection with SRNG’s initial public offering. The fair value of the Public Warrants is based on the observable quoted price of such warrants on the New York Stock Exchange (“NYSE”). The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input used in the valuation of the Private Placement Warrants is expected stock-price volatility. The Company estimated the volatility of its Private Placement Warrants using a Monte-Carlo simulation of the redeemable Public Warrants that assumes optimal exercise of the Company's redemption option at the earliest possible date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	March 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$1.16	$1.69
Volatility	87.8%	70.5%
Term (in years)	2.46	2.71
Risk-free interest rate	4.54%	4.01%

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs for the three months ended March 31 (in thousands):

	2024	2023
Balance at January 1,	$1,846	$3,860
Change in fair value	(309)	(503)
Balance at March 31,	$1,537	$3,357
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company can settle a majority of its contingent consideration liabilities in cash or shares of Class A common stock at the Company’s election with the remainder payable in cash. During the three months ended March 31, 2024, the Company settled $2.8 million in contingent consideration liabilities through payment of $0.9 million in cash and vesting of 1.2 million shares of restricted stock valued at $1.9 million. During the three months ended March 31, 2023, the Company settled $2.3 million in contingent consideration liability related to restricted stock that was contingent on the filing of a registration statement to register the shares issued as purchase consideration for acquisitions. Of that amount, $1.4 million was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable until the filing of the registration statement.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			March 31, 2024	December 31, 2023
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	10% - 80%	10% - 100%
		Discount rate	15.8%	13.4%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2028 - 2031	2025 - 2028
		Discount rate	10.5%	10.3%
The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2024	2023
Balance at January 1,	$24,273	$24,473
Change in fair value	(926)	5,177
Settlements and payments	(2,753)	(864)
Balance at March 31,	$20,594	$28,786

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Nonrecurring Fair Value Measurements
The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and when observable price changes occur for the identical or similar security of the same issuer.
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
During the three months ended March 31, 2023, the Company received a total purchase amount of $11.0 million in Simple Agreement for Future Equity (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs as of each contract inception date, which resulted in total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.
During the three months ended March 31, 2024 and 2023, the Company recorded impairment losses of $5.2 million and $1.8 million, respectively, related to SAFEs. The fair value was generally estimated using the scenario-based method, whereby various payout scenarios were probability weighted and discounted to present value.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Investments consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Investments:
SAFEs	$18,686	$23,898
Non-marketable equity securities	22,937	22,938
Marketable equity securities	21,452	17,563
Genomatica preferred stock	11,885	11,885
Synlogic common stock	757	1,627
Synlogic warrants	304	654
Total	$76,021	$78,565
Loss on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Gain (loss) on investments:
Synlogic common stock	$(871)	$(812)
Synlogic warrants	(350)	(326)
Marketable equity securities	3,889	(3,421)
SAFEs	(5,212)	(1,811)
Total	$(2,544)	$(6,370)
Gain (loss) on equity method investments:
BiomEdit	$—	$(1,462)
Other	—	13
Total	$—	$(1,449)
The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Impairment charges	$(5,212)	$(1,811)
Ongoing mark-to-market adjustments on marketable equity securities	2,668	(4,559)
Total loss on investments	$(2,544)	$(6,370)
The carrying value for non-marketable equity securities accounted for using the fair value measurement alternative and held as of March 31, 2024, including cumulative unrealized losses, were as follows (in thousands):

As of March 31, 2024
Total initial cost	$114,701
Impairment charges	(59,566)
Downward adjustments from observable price changes	(1,627)
Carrying value	$53,508

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Variable Interest Entities
With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb and Ayana (collectively, the “Unconsolidated VIEs”), the Company has concluded these entities represent variable interest entities (“VIEs”). While the Company has board representation on certain of these entities and is involved in the ongoing development activities of these entities via its participation on such entities’ joint steering committees (“JSC”), the Company has concluded that it is not the primary beneficiary of these entities because: (i) the Company does not control the board of directors of any of the Unconsolidated VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the Unconsolidated VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the Unconsolidated VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the Unconsolidated VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the Unconsolidated VIEs.
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of March 31, 2024 and December 31, 2023, the maximum risk of loss related to the Company’s VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 4 for additional details on the Company’s investments and equity method investments.
6. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$840,440	$1,206,086
Restricted cash included in prepaid expenses and other current assets (1)	3,328	8,149
Restricted cash included in other non-current assets (1)	43,445	44,433
Total cash, cash equivalents and restricted cash	$887,213	$1,258,668
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$7,886	$8,247
Convertible financial instruments received for Cell Engineering services	—	4,478
Equity securities and warrants received for Cell Engineering services	—	12,493
Common stock issued as settlement of contingent consideration liability	1,877	2,262
Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Lab equipment	$152,105	$147,185
Leasehold improvements	76,146	71,564
Buildings and facilities	47,572	47,034
Construction in progress	22,731	15,830
Computer equipment and software	14,950	14,780
Furniture and fixtures	6,515	6,458
Land	6,060	6,060
Total property, plant, and equipment	326,079	308,911
Less: Accumulated depreciation and amortization	(130,087)	(120,718)
Property, plant, and equipment, net	$195,992	$188,193

Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of March 31, 2024:
Class A	10,500,000	1,669,628	1,554,178
Class B	4,500,000	382,399	359,446
Class C	800,000	120,000	120,000
	15,800,000	2,172,027	2,033,624
Common stock as of December 31, 2023:
Class A	10,500,000	1,639,885	1,525,058
Class B	4,500,000	379,108	356,257
Class C	800,000	120,000	120,000
	15,800,000	2,138,993	2,001,315

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Goodwill and Intangible Assets, net
All goodwill is allocated to the Cell Engineering reporting unit and segment identified in Note 11. Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2023	$49,238
Impact of foreign currency translation	(1,329)
Balance as of March 31, 2024	$47,909
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period
March 31, 2024:
Developed technology	$103,099	$(25,763)	$77,336	8.6
Customer relationships	380	(309)	71	0.4
Assembled workforce	190	(190)	—	0
Total intangible assets	$103,669	$(26,262)	$77,407
December 31, 2023:
Developed technology	$105,279	$(22,663)	$82,616	8.8
Customer relationships	380	(261)	119	0.9
Assembled workforce	190	(184)	6	0.3
Total intangible assets	$105,849	$(23,108)	$82,741
(1)Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.
Amortization expense was $3.4 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2024	$10,179
2025	13,478
2026	13,478
2027	10,403
2028	3,296
Thereafter	26,573
Total	$77,407
8. Commitments and Contingencies
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$23,192	$46,500
General and administrative	17,590	26,486
Total	$40,782	$72,986
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2024, there were approximately 173.2 million shares and 3.1 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.
Stock Options
A summary of stock option activity for the three months ended March 31, 2024 is presented below:

	Number of Shares (1) (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding as of December 31, 2023	6,049	$0.89
Exercised	(3,405)	0.02
Outstanding as of March 31, 2024	2,644	2.01	6.55	$768
Exercisable as of March 31, 2024	1,523	1.89	4.68	768
(1)Excludes 1.5 million shares underlying options issued outside the accounting for compensation awards under ASC 718.
(2)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $3.9 million and $1.5 million, respectively.
As of March 31, 2024, there was $0.5 million of unrecognized compensation expense related to stock options recognizable over a weighted-average period of 0.7 years.
Restricted Stock Units
A summary of the restricted stock units (“RSU”) activity for the three months ended March 31, 2024 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	152,168	$3.15
Granted	103,480	1.21
Vested	(14,683)	4.36
Forfeited	(2,260)	2.97
Nonvested as of March 31, 2024	238,705	2.24

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $1.21 and $1.32, respectively.
As of March 31, 2024, there was $395.8 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 3.2 years.
Earnouts
Earnout shares represent equity awards in the form of RSUs and restricted stock awards (“RSAs”) that were granted to existing shareholders of the Company as of the closing date of the Company's merger with SRNG on September 16, 2021 (the “Closing Date”). The earnout shares are subject to the same terms and conditions as the underlying awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $12.50 per share was met on November 15, 2021.
A summary of activity during the three months ended March 31, 2024 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	22,610	$12.78
Vested	(89)	13.34
Forfeited	(17)	12.92
Nonvested as of March 31, 2024	22,504	12.78
As of March 31, 2024, there was $2.5 million of unrecognized compensation expense related to earnout shares recognizable over a weighted-average period of 1.1 years.
10. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended March 31,
	2024	2023
Pharma and biotech	28%	30%
Agriculture	28	27
Food and nutrition	17	16
Government and defense	16	5
Industrial and environment	10	12
Consumer and technology	1	10
Total Cell Engineering revenue	100%	100%
For the three months ended March 31, 2024 and 2023, the Company’s revenue from customers within the United States comprised 70% and 84%, respectively, of total revenue.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of March 31, 2024 and December 31, 2023.
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
During the three months ended March 31, 2024, the Company recognized $13.8 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $24.4 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2024 and December 31, 2023 was $96.9 million and $110.0 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice, and for contracts with a term of one year or less. As of March 31, 2024, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2024 to 2027.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Segment Information
The Company has identified two operating and reportable segments: Cell Engineering and Biosecurity. The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Cell Engineering	$27,889	$34,096
Biosecurity	10,055	46,606
Total revenue	37,944	80,702
Segment cost of revenue:
Biosecurity	9,202	22,375
Segment research and development expense:
Cell Engineering	100,101	98,522
Biosecurity	120	567
Total segment research and development expense	100,221	99,089
Segment general and administrative expense:
Cell Engineering	40,232	61,692
Biosecurity	11,951	13,956
Total segment general and administrative expense	52,183	75,648
Segment operating (loss) income:
Cell Engineering	(112,444)	(126,118)
Biosecurity	(11,218)	9,708
Total segment operating loss	(123,662)	(116,410)
Operating expenses not allocated to segments:
Stock-based compensation (1)	42,397	75,200
Depreciation and amortization	12,869	18,958
Change in fair value of contingent consideration liability	(926)	5,177
Loss from operations	$(178,002)	$(215,745)
(1)Includes $1.6 million and $2.2 million in employer payroll taxes for the three months ended March 31, 2024 and 2023, respectively.
12. Net Loss per Share
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss, basic	$(165,911)	$(204,969)
Change in fair value of contingent consideration common shares liability	464	611
Net loss, diluted	$(166,375)	$(205,580)
Denominator:
Weighted average common shares outstanding, basic	2,004,460	1,914,963
Effect of dilutive securities:
Contingent consideration common shares	876	1,674
Weighted average common shares outstanding, diluted	2,005,336	1,916,637
Basic net loss per share	$(0.08)	$(0.11)
Diluted net loss per share	$(0.08)	$(0.11)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of March 31,
	2024	2023
Unvested RSUs	238,705	197,108
Earnout shares (1)	152,135	156,457
Warrants to purchase Class A common stock	51,825	51,825
Outstanding stock options	4,165	11,588
Escrow shares (2)	731	—
	447,561	416,978
(1)Represents earnout shares for which the service-based and/or market-based vesting conditions have not been satisfied.
(2)Represents restricted common stock issued in connection with asset acquisitions, held in escrow for indemnification purposes, and subject to forfeiture.
13. Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accounts receivable:
Ayana Bio	$277	$233
Allonnia	71	322
BiomEdit	21	—
Verb Biotics	1	61
Arcaea	—	126
	$370	$742
Deferred revenue, current and non-current:
Motif FoodWorks	$45,426	$45,426
Allonnia	36,056	36,062
Arcaea	33,066	33,066
BiomEdit	7,877	7,712
Genomatica	1,649	2,018
Ayana Bio	182	56
Other equity investees	—	139
	$124,256	$124,479
Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cell Engineering revenue:
Genomatica	$369	$1,209
Ayana Bio	147	451
Allonnia	59	86
Motif FoodWorks	19	—
Arcaea	—	1,462
BiomEdit	—	908
Verb Biotics	—	437
Other equity investees	139	150
	$733	$4,703
Refer to Note 4 for additional details on the Company’s investments and equity method investments held in its related parties.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Subsequent Events
On May 9, 2024, in connection with the Company’s plans to reduce operational expenditures, management approved a plan for restructuring actions, including an expected reduction in labor expenses and a planned consolidation of certain of its facilities. Initial headcount reductions are expected to commence in the second quarter of 2024 and be substantially completed in 2025, subject to local laws. The aggregate expected costs and overall timing for completion of the restructuring plan is not yet known.
On April 10, 2024, the Company acquired platform assets, including fully sequenced and isolated strains, unique gene sequences, and relevant functional data and metadata, as well as a development pipeline from AgBiome, Inc. These assets will be integrated into the Company’s Ag Biologicals Services, established with the acquisition of a Bayer agricultural biologicals R&D facility in 2022, and expands Ginkgo’s proprietary unified metagenomics database. The acquisition was completed with the issuance of unregistered Class A common stock with registration rights and a price protection provision that requires the issuance of additional shares should the price per Class A common shares decline by more than a specified threshold prior to registration of the shares or 6 months, whichever is sooner. The Company has not yet completed its accounting for the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K.
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
Structured Partnerships
Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the three months ended March 31, 2023, we entered into four Startup Structured Partnerships and received prepayments of service fees in the form of equity securities or convertible financial instruments in the amount of $15.9 million that is recognized as revenue over our period of performance. In the three months ended March 31, 2024, we did not enter into any new Startup Structured Partnerships. Our Legacy Structured Partnerships are described below:
Genomatica, Inc.
Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we acquired preferred stock in Genomatica with an aggregate investment value of $55.0 million in exchange for cash and committed R&D services. The carrying value of the investment was $11.9 million as of March 31, 2024, reflective of impairment losses recognized through that date.
Synlogic, Inc.
Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. On February 8, 2024, Synlogic announced its decision to cease operations and evaluate strategic options for the company. As of March 31, 2024, the fair value of Synlogic common stock and warrants was $0.8 million and $0.3 million, respectively.
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

	Three Months Ended March 31,		LTM (1)
	2024	2023	2024
New Programs	17	13	82
Current Active Programs	140	97	166
Cumulative Programs	259	177	259
(1)Last twelve months ended March 31, 2024.
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
Cell Engineering revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 4, 5, and 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cost of Biosecurity Service Revenue
The cost of Biosecurity service revenue consists of costs related to our end-to-end pathogen testing, sequencing, and analysis services. This includes costs incurred for sample collection equipment and materials, outsourced laboratory analysis, access to results reported through our proprietary web-based portal, and reporting of results to public health authorities. Additionally, the cost of Biosecurity service revenue includes direct labor cost associated with bioinformatics, lab network management, delivery logistics, and customer support.
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
We anticipate that our G&A expenses attributable to organic business activities will either remain consistent or decline in 2024 as compared to 2023, reflecting a stabilization in our operational overhead. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.

Interest Income, Net
Interest income, net consists primarily of interest earned on our cash and cash equivalents.
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
Other Income, Net
Other income, net primarily consists of sublease rent income and changes in fair value of notes receivable that we elected to account for under the fair value option.
Provision for Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For all periods presented, we have recorded a valuation allowance against the deferred tax assets that are not expected to be realized.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table presents the result of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Cell Engineering revenue	$27,889	$34,096	$(6,207)
Biosecurity revenue:
Product	—	11,666	(11,666)
Service	10,055	34,940	(24,885)
Total revenue	37,944	80,702	(42,758)
Costs and operating expenses:
Cost of Biosecurity product revenue	—	4,541	(4,541)
Cost of Biosecurity service revenue	9,202	17,834	(8,632)
Research and development (1)	136,457	162,639	(26,182)
General and administrative (1)	70,287	111,433	(41,146)
Total operating expenses	215,946	296,447	(80,501)
Loss from operations	(178,002)	(215,745)	37,743
Other income (expense):
Interest income, net	11,711	14,545	(2,834)
Loss on equity method investments	—	(1,449)	1,449
Loss on investments	(2,544)	(6,370)	3,826
Change in fair value of warrant liabilities	940	1,204	(264)
Other income, net	2,015	2,928	(913)
Total other income (expense)	12,122	10,858	1,264
Loss before income taxes	(165,880)	(204,887)	39,007
Income tax expense	31	82	(51)
Net loss	$(165,911)	$(204,969)	$39,058
(1)Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$24,120	$47,541
General and administrative	18,277	27,659
Total	$42,397	$75,200
Cell Engineering Revenue
Cell Engineering revenue decreased $6.2 million in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to timing of programs completed prior to the current period partially offset by overall progress on Current Active Programs.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration decreased from $13.0 million in the three months ended March 31, 2023 to $3.8 million in the three months ended March 31, 2024 primarily due to a shift in focus on signing new programs with cash consideration.

In the first quarter of 2024, 17 New Programs commenced, compared to 13 New Programs in the first quarter of 2023. The number of Current Active Programs rose to 140, compared to 97 in the prior year period. Cumulative Programs increased to 259 from 177 over the same period. Additionally, the number of customers grew to 82, up from 60 in the prior year period.
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
Biosecurity Revenue
Biosecurity revenue decreased $36.6 million in the three months ended March 31, 2024 compared to the same period in 2023 and was comprised of a decrease in product revenue of $11.7 million and a decrease in service revenue of $24.9 million.
Since the end of the COVID-19 public health emergency in May 2023, we shifted our Biosecurity business focus to developing scalable biosecurity infrastructure and delivering global surveillance programs and analytics services. Biosecurity revenue in the first quarter of 2024 was comprised of our expanded offerings of biomonitoring and bioinformatic support services. Through our partnerships, we operate programs for collections, testing, sequencing, and insights delivery on pathogen samples in different countries.
Cost of Biosecurity Product and Service Revenue
Cost of Biosecurity product and service revenue decreased $13.2 million in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by the end of our COVID-19 testing in schools in the third quarter of 2023 and the transition of our Biosecurity business to global surveillance programs and analytic services.
Research and Development Expenses
Research and development expenses decreased $26.2 million in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily attributable to a decrease in stock-based compensation expense of $23.4 million (inclusive of employer payroll taxes) and the deconsolidation of our former subsidiary, Zymergen Inc. (“Zymergen”), in the fourth quarter of 2023 ($17.2 million). Further, there was a decrease in professional fees of $4.8 million and non-capitalized equipment purchases and maintenance costs of $2.0 million. This was partially offset by increases in acquired in-process research and development costs of $16.9 million, software and technology expense of $3.6 million and personnel-related compensation and benefits expense of $1.3 million. Increases in research and development expenses, excluding stock-based compensation expense and the Zymergen deconsolidation, supported the growth of Cell Engineering capabilities.
General and Administrative Expenses
General and administrative expenses decreased $41.1 million in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily attributable to the deconsolidation of Zymergen ($20.1 million) and a decrease in stock-based compensation expense of $9.4 million (inclusive of employer payroll taxes). Further, there were decreases in professional fees and litigation costs of $8.3 million, the change in fair value of contingent consideration liabilities resulting from acquisitions of $6.1 million, and depreciation and amortization expenses of $1.7 million, partially offset by increases in personnel-related compensation and benefits expense of $5.0 million.
Interest Income, Net
Interest income, net decreased $2.8 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower average cash balances in interest bearing accounts.

Loss on Equity Method Investments
Loss on equity method investments was zero and $1.4 million in the three months ended March 31, 2024 and 2023, respectively. The loss in the prior period was primarily due to a $1.5 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method and the fair value of the additional equity we received in BiomEdit of $1.1 million in the first quarter of 2023, which was reduced to zero during the period as a result of the application of the HLBV method.
Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.
Loss on Investments
Loss on investments was $2.5 million and $6.4 million in the three months ended March 31, 2024 and 2023, respectively. The change of $3.8 million was due to fluctuations in the stock prices of marketable equity securities and a $3.4 million increase in impairment losses recognized on our non-marketable equity securities.
Change in Fair Value of Warrant Liabilities
We recognized gains of $0.9 million and $1.2 million on the change in fair value of warrant liabilities in the three months ended March 31, 2024 and 2023, respectively. The change in fair value of warrant liabilities is primarily driven by changes in the value of our common stock. Increases or decreases in the value of our common stock results in a loss or gain, respectively, on the change in fair value of warrant liabilities.
Other Income, Net
Other income, net decreased $0.9 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $2.4 million decrease in sublease rent income primarily as a result of the deconsolidation of Zymergen, offset by a $1.3 million increase in the gain on the change in fair value of convertible notes.
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
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, including related litigation costs, acquired in-process research and development expenses, impairment charges, costs associated with the bankruptcy filing of our former subsidiary, Zymergen (the “Zymergen Bankruptcy”), and other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(165,911)	$(204,969)
Interest income, net	(11,711)	(14,545)
Income tax expense	31	82
Depreciation and amortization	12,869	18,958
EBITDA	(164,722)	(200,474)
Stock-based compensation (1)	42,397	75,200
Loss on equity method investments	—	1,449
Loss on investments	2,544	6,370
Change in fair value of warrant liabilities	(940)	(1,204)
Merger and acquisition related expenses (2)	19,265	18,662
Change in fair value of convertible notes	1,326	(44)
Adjusted EBITDA	$(100,130)	$(100,041)
(1)Includes $1.6 million and $2.2 million in employer payroll taxes for the three months ended March 31, 2024 and 2023, respectively.
(2)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, (iv) acquired intangible assets expensed as in-process research and development, and (v) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs, net of insurance recovery.
Liquidity and Capital Resources
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from investments from certain accredited investors for 76 million shares of our Class A common stock. As of March 31, 2024, we had cash and cash equivalents of $840.4 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
Material Cash Requirements
We anticipate that our expenditures will exceed our revenue through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q, as we:
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

Other than as noted below, there have been no significant changes to our material cash requirements during the three months ended March 31, 2024 as compared to the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
On May 9, 2024, in connection with our plans to reduce operational expenditures, we approved a plan for restructuring actions, including an expected reduction in labor expenses of at least 25% and a planned consolidation of certain of our facilities. Initial headcount reductions are expected to commence in the second quarter of 2024 and be substantially completed in 2025, subject to local laws. We expect a reduction in annualized run-rate operating expenditures of $200 million by mid-2025, with a substantial portion of such reduction occurring in 2024. The aggregate expected costs and overall timing for completion of the restructuring plan is not yet known.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in:
Operating activities	$(89,259)	$(90,585)
Investing activities	(12,110)	(19,414)
Financing activities	(845)	(888)
Effect of exchange rate changes	(157)	(26)
Net decrease in cash, cash equivalents and restricted cash	$(102,371)	$(110,913)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 consisted of net loss of $165.9 million, adjusted for net change in operating assets and liabilities of $0.3 million and non-cash charges of $76.3 million. The net change in operating assets and liabilities was primarily due to (i) a $6.8 million increase in accounts receivable, (ii) a $10.9 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by (iii) a $2.9 million decrease in deferred revenue and (iv) a $4.1 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $12.9 million of depreciation and amortization, $40.8 million of stock-based compensation, $16.8 million of in-process research and development expense from asset acquisitions, and $5.6 million of non-cash lease expense.
Net cash used in operating activities for the three months ended March 31, 2023 consisted of net loss of $205.0 million, adjusted for net change in operating assets and liabilities of $1.5 million and non-cash charges of $112.9 million. The net change in operating assets and liabilities was primarily due to (i) a $7.4 million decrease in prepaid expenses and other current assets, (ii) a $19.1 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by (iii) a $17.2 million decrease in deferred revenue and (iv) a $8.5 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $19.0 million of depreciation and amortization, $73.0 million of stock-based compensation expense, $7.8 million loss on investments including equity method investments, $5.2 million loss on the change in fair value of contingent consideration liability, partially offset by $1.2 million gain on the change in fair value of warrant liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of purchases of property and equipment of $6.7 million associated with Foundry capacity and capability investments and $5.4 million paid for the acquisition of Zymergen.
Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of purchases of property and equipment of $19.4 million associated with Foundry capacity and capability investments.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 primarily consisted of principal payments on finance leases and payments of contingent consideration related to business acquisitions.

Net cash used in financing activities for the three months ended March 31, 2023 primarily consisted of principal payments on finance leases and payments of equity issuance costs.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation (loss) gain was $(3.0) million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 is still present as of March 31, 2024. Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with GAAP.

Remediation of the Material Weakness in Internal Control Over Financial Reporting
With oversight of the Audit Committee, we continue to be engaged in remediation efforts to address the material weakness described above and enhance our control environment, including our internal control over financial reporting. We expect to continue remediation efforts during the remainder of fiscal year 2024. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed will continue to exist. Our ongoing remediation efforts include:
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
Changes in Internal Control over Financial Reporting
Except as otherwise noted above under “Remediation of the Material Weakness in Internal Control Over Financial Reporting” including the ongoing remediation efforts described, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness described above will constitute changes in our internal control over financial reporting when such remediation plans are effectively implemented.

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
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, in addition to all of the information regarding risk factors that appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024, before making an investment decision. Our business, prospects, financial condition or operating results could decline due to any of these risks and, as a result, you may lose all or part of your investment.
Our restructuring actions that were publicly announced on May 9, 2024, in connection with the Company’s plans to reduce operational expenditures, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On May 9, 2024, in connection with the Company’s plans to reduce operational expenditures, management approved a plan for restructuring actions, including an expected reduction in labor expenses of at least 25% and a planned consolidation of certain of its facilities. Initial headcount reductions are expected to commence in the second quarter of 2024 and be substantially completed in 2025, subject to local laws. The aggregate expected costs and overall timing for completion of the restructuring plan is not yet known, and could result in total costs and expenses that are greater than expected and could disrupt our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2024, we issued a total of 986,299 shares of our Class A common stock to certain former equity holders of Altar SAS, valued at approximately $1.4 million, in connection with achievement of a certain milestone, in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

On February 23, 2024, we issued a total of 1,832,172 shares of our Class A common stock to Reverie Labs, Inc. (“Reverie”), valued at approximately $2.4 million, as consideration in connection with the acquisition of certain infrastructure and software assets from Reverie, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On March 7 and March 26, 2024, we issued 11,179,115 and 121,557 shares of our Class A common stock, respectively, to certain sellers of Patch Biosciences, Inc. (“Patch”), valued at approximately $14.4 million, as consideration in connection with the acquisition by merger of Patch, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

3.3	Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.1*	Form of Stock Option Agreement for 2024 Founder Award Program, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: May 9, 2024	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Accounting Officer (Principal Accounting Officer)