Form 10-Q
period 2024-06-30
Ginkgo Bioworks Holdings, Inc.
filed 2024-08-08
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of August 1, 2024, the registrant had 1,724,120,468 shares of Class A common stock, 378,894,930 shares of Class B common stock and 120,000,000 shares of non-voting Class C common stock outstanding.

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
◦Ginkgo’s ability to realize and sustain near-term and long-term cost savings associated with its workforce reduction and site consolidation plans, including Ginkgo's ability to terminate leases or find sub-lease tenants for unused facilities, and to do so within the expected timeframe;
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
◦Ginkgo’s expected decrease in operational overhead costs in 2024;
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
◦Ginkgo’s ability to comply with laws and regulations applicable to its business; and
◦market conditions and global and economic factors beyond Ginkgo’s control, including initiatives undertaken by the U.S. government in the biotechnology sector, the frequency and scale of biological risks and threats.
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
•the success of Ginkgo’s programs, the growth of Ginkgo’s biomonitoring and bioinformatic support services and their potential to contribute revenue, the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value to be in the form of potential future milestone payments, royalties, and/or equity consideration, and the anticipated reduction in operational expenditures through implementation of Ginkgo's restructuring plan; and
•other factors in this Quarterly Report on Form 10-Q and the Company’s 2023 Annual Report on Form 10-K
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s 2023 Annual Report on Form 10-K and elsewhere in this report. which are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$730,367	$944,073
Accounts receivable, net	18,589	17,157
Accounts receivable - related parties	302	742
Prepaid expenses and other current assets	34,104	39,777
Total current assets	783,362	1,001,749
Property, plant, and equipment, net	210,582	188,193
Operating lease right-of-use assets	418,008	206,801
Investments	62,490	78,565
Intangible assets, net	90,602	82,741
Goodwill	—	49,238
Other non-current assets	60,211	58,055
Total assets	$1,625,255	$1,665,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,029	$9,323
Deferred revenue (includes $2,152 and $5,426 from related parties)	26,007	44,486
Accrued expenses and other current liabilities	117,118	110,051
Total current liabilities	166,154	163,860
Non-current liabilities:
Deferred revenue, net of current portion (includes $117,750 and $119,053 from related parties)	152,869	158,062
Operating lease liabilities, non-current	452,265	221,835
Other non-current liabilities	20,895	24,433
Total liabilities	792,183	568,190
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 7)	206	199
Additional paid-in capital	6,508,209	6,385,997
Accumulated deficit	(5,673,620)	(5,290,528)
Accumulated other comprehensive (loss) income	(1,723)	1,484
Total stockholders’ equity	833,072	1,097,152
Total liabilities and stockholders’ equity	$1,625,255	$1,665,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cell Engineering revenue (1)	$36,205	$45,283	$64,094	$79,379
Biosecurity revenue:
Product	—	10,788	—	22,454
Service	20,001	24,497	30,056	59,437
Total revenue	56,206	80,568	94,150	161,270
Costs and operating expenses:
Cost of Biosecurity product revenue	—	2,034	—	6,575
Cost of Biosecurity service revenue	11,807	16,062	21,009	33,896
Cost of other revenue	1,914	—	1,914	—
Research and development	134,221	144,282	270,678	306,921
General and administrative	66,285	102,341	136,572	213,774
Goodwill impairment	47,858	—	47,858	—
Restructuring charges	17,066	—	17,066	—
Total operating expenses	279,151	264,719	495,097	561,166
Loss from operations	(222,945)	(184,151)	(400,947)	(399,896)
Other income (expense):
Interest income, net	10,313	14,349	22,024	28,894
Loss on equity method investments	—	(67)	—	(1,516)
Loss on investments	(6,826)	(2,121)	(9,370)	(8,491)
Change in fair value of warrant liabilities	3,233	(4,482)	4,173	(3,278)
Other income (expense), net	(766)	3,224	1,249	6,152
Total other income	5,954	10,903	18,076	21,761
Loss before income taxes	(216,991)	(173,248)	(382,871)	(378,135)
Income tax expense	190	67	221	149
Net loss	$(217,181)	$(173,315)	(383,092)	$(378,284)
Net loss per share, basic and diluted	$(0.11)	$(0.09)	$(0.19)	$(0.20)
Weighted average common shares outstanding:
Basic	2,054,801	1,933,437	2,029,630	1,924,251
Diluted	2,055,024	1,933,437	2,029,853	1,924,251
Comprehensive loss:
Net loss	$(217,181)	$(173,315)	$(383,092)	$(378,284)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(172)	314	(3,207)	1,332
Total other comprehensive (loss) income	(172)	314	(3,207)	1,332
Comprehensive loss	$(217,353)	$(173,001)	$(386,299)	$(376,952)
(1) Includes related party revenue of $5,146 and $6,507 for the three months ended June 30, 2024 and 2023, respectively, and $5,819 and $11,212 for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	2,033,624	$202	$6,445,058	$(5,456,439)	$(1,551)	$987,270
Issuance of common stock upon exercise or vesting of equity awards	21,472	2	12	—	—	14
Settlement of contingent consideration	1,972	—	2,570	—	—	2,570
Issuance of common stock for asset acquisitions	18,949	2	20,923	—	—	20,925
Issuance of common stock in exchange for services	2,720	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	37,146	—	—	37,146
Foreign currency translation	—	—	—	—	(172)	(172)
Net loss	—	—	—	(217,181)	—	(217,181)
Balance as of June 30, 2024	2,078,737	$206	$6,508,209	$(5,673,620)	$(1,723)	$833,072

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2023	2,001,315	$199	$6,385,997	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	39,662	4	539	—	—	543
Settlement of contingent consideration	2,958	—	4,447	—	—	4,447
Issuance of common stock for asset acquisitions	32,082	3	36,798	—	—	36,801
Issuance of common stock in exchange for services	2,720	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	77,928	—	—	77,928
Foreign currency translation	—	—	—	—	(3,207)	(3,207)
Net loss	—	—	—	(383,092)	—	(383,092)
Balance as of June 30, 2024	2,078,737	$206	$6,508,209	$(5,673,620)	$(1,723)	$833,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2023	1,933,880	$194	$6,211,634	$(4,602,628)	$(1,614)	$1,607,586
Issuance of common stock upon exercise or vesting of equity awards	15,995	2	470	—	—	472
Tax withholdings related to net share settlement of equity awards	(14)	—	(23)	—	—	(23)
Issuance of common stock for asset acquisitions	2,820	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	2,023	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	62,470	—	—	62,470
Foreign currency translation	—	—	—	—	314	314
Net loss	—	—	—	(173,315)	—	(173,315)
Balance as of June 30, 2023	1,954,704	$196	$6,280,632	$(4,775,943)	$(1,300)	$1,503,585

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	1,891,976	$190	$6,136,378	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	57,899	6	478	—	—	484
Tax withholdings related to net share settlement of equity awards	(14)	—	(23)	—	—	(23)
Settlement of contingent consideration - restricted stock	—	—	2,262	—	—	2,262
Issuance of common stock for asset acquisitions	2,820	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	2,023	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	135,456	—	—	135,456
Foreign currency translation	—	—	—	—	1,332	1,332
Net loss	—	—	—	(378,284)	—	(378,284)
Balance as of June 30, 2023	1,954,704	$196	$6,280,632	$(4,775,943)	$(1,300)	$1,503,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(383,092)	$(378,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,199	36,610
Stock-based compensation	77,928	134,474
Goodwill impairment	47,858	—
Restructuring related impairment charges	4,823	—
Loss on investments and equity method investments	9,370	10,007
Change in fair value of warrant liabilities	(4,173)	3,278
Change in fair value of contingent consideration liability	2,284	8,453
Non-cash lease expense	13,070	16,327
Non-cash in-process research and development	19,795	3,981
Impairment loss on assets held for sale	—	9,001
Other non-cash activity	2,097	2,429
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	15,397
Prepaid expenses and other current assets	1,770	12,087
Operating lease right-of-use assets	14,373	4,096
Other non-current assets	(833)	(2,426)
Accounts payable, accrued expenses and other current liabilities	10,864	(4,004)
Deferred revenue, current and non-current ($(4,577) and $(7,718) from related parties)	(17,012)	(21,372)
Operating lease liabilities, current and non-current	(3,866)	(13,250)
Other non-current liabilities	1,998	(922)
Net cash used in operating activities	(173,649)	(164,118)
Cash flows from investing activities:
Purchases of property and equipment	(33,742)	(32,974)
Business acquisition	(5,400)	—
Proceeds from sale of equipment	191	2,926
Other	—	(590)
Net cash used in investing activities	(38,951)	(30,638)
Cash flows from financing activities:
Proceeds from exercise of stock options	84	24
Principal payments on finance leases	(494)	(648)
Contingent consideration payment	(661)	(1,042)
Other	—	(603)
Net cash used in financing activities	(1,071)	(2,269)
Effect of foreign exchange rates on cash and cash equivalents	(173)	(495)
Net decrease in cash, cash equivalents and restricted cash	(213,844)	(197,520)

Cash and cash equivalents, beginning of period	944,073	1,315,792
Restricted cash, beginning of period	45,511	53,789
Cash, cash equivalents and restricted cash, beginning of period	989,584	1,369,581

Cash and cash equivalents, end of period	730,367	1,105,787
Restricted cash, end of period	45,373	66,274
Cash, cash equivalents and restricted cash, end of period	$775,740	$1,172,061
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
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the six months ended June 30, 2024 as compared to the significant accounting policies described in Note 2 to the Company's 2023 consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.

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
2. Acquisitions
AgBiome
On April 10, 2024, the Company acquired certain platform assets, including fully sequenced and isolated strains, unique gene sequences, relevant functional data and metadata, and a development pipeline from AgBiome, Inc. (“AgBiome”), a biotechnology company in the agriculture industry. These assets expand the Company’s proprietary unified metagenomics database. The fair value of the consideration transferred totaled $18.2 million and was paid with the issuance of 16.3 million shares of Ginkgo's Class A common stock. The Company accounted for the transaction as an asset acquisition since substantially all of the value received was concentrated in the acquired developed technology, which is being amortized over a useful life of three years.
Zymergen
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
On January 18, 2024 (the “Closing Date”), the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, and on February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805 and was not material to the Company's consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material for the six months ended June 30, 2024.
Other Acquisitions
The Company completed three other asset acquisitions during the six months ended June 30, 2024. The aggregate purchase price for the three acquisitions was $19.8 million and was paid with the issuance of 15.8 million shares of Ginkgo's Class A common stock. Each transaction was accounted for as an asset acquisition as the acquired assets, consisting primarily of intellectual property rights, did not meet the definition of a business. The assets acquired represent in-process research and development with no alternative future use. Accordingly, the Company recorded $3.0 million and $19.8 million as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively.

3. Restructuring
In the three months ended June 30, 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Board of Directors, approved a restructuring plan. This plan includes an expected reduction in labor expenses, primarily through a workforce reduction of at least 35%, and a planned consolidation and sublease of certain facilities. Initial workforce reductions commenced in June 2024, with further reductions expected in the second half of 2024. All reductions are expected to be substantially completed in 2025, subject to compliance with

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
applicable laws. The Company plans to consolidate certain facilities through various actions, including the consolidation of office and laboratory operations into fewer locations, subleasing unused facilities, and other related measures. While the Company aims to complete the majority of its facility consolidation actions in 2025, the actual timing may vary.

The costs for the reduction in force are expected to range from $18.0 million to $22.0 million primarily in the Cell Engineering segment and consist of one-time cash severance and related costs. The employee termination costs are recognized as of the communication date to employees, given (i) the Company instituted a one-time employee termination benefit related to its restructuring, and (ii) the employees will not be retained to render service beyond a minimum retention period. The Company is currently unable to estimate the costs associated with consolidating its facilities. These costs may include, but are not limited to, losses on subleases, contract terminations, asset impairments, sale or disposal of equipment or other long-lived assets, and related costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional charges may be incurred as the Company progresses its restructuring plan and such charges could be material.
During the three and six months ended June 30, 2024, the Company incurred $17.1 million in restructuring costs, which are recorded as “Restructuring charges” in the condensed consolidated statements of operations and comprehensive loss.
The following table presents details of expenses incurred including a summary of the changes in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2024 (in thousands):

	Employee Termination Costs and Other	Impairment of Right-of-Use Asset (1)	Total
Expenses incurred	$12,243	$4,823	$17,066
Cash payments	(489)
Liability balance at June 30, 2024	$11,754
(1) Relates to a decision to sublease a certain facility in connection with the restructuring and reflects the excess of the right-of-use asset's carrying value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of June 30, 2024
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$686,688	$686,688	$—	$—
Synlogic, Inc. warrants (1)	Investments	255	—	255	—
Marketable equity securities	Investments	20,332	20,332	—	—
Notes receivable	Prepaid expenses and other current assets	10,937	—	—	10,937
Notes receivable	Other non-current assets	14,776	—	12,498	2,278
Total assets		$732,988	$707,020	$12,753	$13,215
Liabilities:
Public Warrants	Warrant liabilities	$1,035	$1,035	$—	$—
Private Placement Warrants (3)	Warrant liabilities	493	—	120	373
Contingent consideration	Accrued expenses and other current liabilities	15,953	—	—	15,953
Contingent consideration	Other non-current liabilities	5,241	—	—	5,241
Total liabilities		$22,722	$1,035	$120	$21,567

		As of December 31, 2023
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$913,729	$913,729	$—	$—
Synlogic, Inc. warrants (1)	Investments	654	—	654	—
Marketable equity securities (2)	Investments	19,190	18,401	789	—
Notes receivable	Prepaid expenses and other current assets	12,293	—	—	12,293
Notes receivable	Other non-current assets	13,601	—	11,765	1,836
Total assets		$959,467	$932,130	$13,208	$14,129
Liabilities:
Public Warrants	Warrant liabilities	$3,794	$3,794	$—	$—
Private Placement Warrants (3)	Warrant liabilities	1,906	—	60	1,846
Contingent consideration	Accrued expenses and other current liabilities	18,468	—	—	18,468
Contingent consideration	Other non-current liabilities	5,805	—	—	5,805
Total liabilities		$29,973	$3,794	$60	$26,119
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2024, transfers from Level 2 to Level 1 occurred due to lapse of regulatory sales restrictions on marketable equity securities. Additionally, as of June 30, 2024, a portion of the Private Placement Warrants' estimated fair value was transferred from Level 3 to Level 2 as a result of the Private Placement Warrants having substantially the same terms as the Public Warrants when transferred to anyone other than the initial purchasers or their permitted transferees, leading the Company to determine their fair value to be equivalent to that of the Public Warrants. There were no other transfers between Levels 1, 2, or 3 during the six months ended June 30, 2024 or 2023.
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, for which changes in fair value are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2024 and December 31, 2023, the Company held a senior secured note in the principal amount of $11.8 million and a convertible promissory note in the principal amount of $10.0 million, both issued by Bolt Threads, Inc. (“Bolt Threads”). The senior secured note bears interest at 12% per annum, is due December 31, 2027 and is included in other non-current assets at its estimated fair value. The convertible promissory note bears interest at 8% per annum, is convertible into equity securities of Bolt Threads upon a qualified financing, a non-qualified financing, or special purpose acquisition company transaction, at a conversion price based on certain conditions as defined in the note agreement, or is otherwise payable on demand any time after the maturity date of October 4, 2024. The convertible promissory note is included in prepaid expenses and other current assets at its estimated fair value.
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
In addition to the convertible promissory note issued by Bolt Threads, the Company holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments issued by customers. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of June 30, 2024, included scenario probabilities ranging from 20% to 27%, a discount rate of 15%, and estimated time to event date of up to 2 years. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2023, included scenario probabilities ranging from 5% to 85%, a discount rate of 17% and estimated time to event date of one to two years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of June 30, 2024, the convertible debt instruments had an unpaid principal balance of $22.7 million and a fair value of $13.2 million. As of December 31, 2023, the convertible debt instruments had an unpaid principal balance of $21.0 million and a fair value of $14.1 million.
The following table provides a reconciliation of notes receivable measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	2024	2023
Balance at January 1,	$14,129	$7,660
Additions	665	3,137
Change in fair value	(1,579)	(1,489)
Balance at June 30,	$13,215	$9,308

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
The following table provides quantitative information regarding Level 3 inputs used in the recurring valuation of the Private Placement Warrants as of their measurement dates:

	June 30, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$0.33	$1.69
Volatility	122.8%	70.5%
Term (in years)	2.21	2.71
Risk-free interest rate	4.70%	4.01%
The following table provides a reconciliation of the Private Placement Warrants measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	2024	2023
Balance at January 1,	$1,846	$3,860
Change in fair value	(1,324)	1,175
Transfers to Level 2	(149)	—
Balance at June 30,	$373	$5,035
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company can settle a majority of its contingent consideration liabilities in cash or shares of Class A common stock at the Company’s election with the remainder payable in cash. During the six months ended June 30, 2024, the Company settled $5.4 million in contingent consideration liabilities through payment of $0.9 million in cash and vesting of 3.9 million shares of restricted stock valued at $4.4 million. During the six months ended June 30, 2023, the Company settled $3.8 million in contingent consideration liability through payment of $1.5 million in cash and vesting of 1.2 million shares of restricted stock valued at $2.3 million. Of that amount, $1.4 million was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable of occurring.
The fair value of contingent consideration related to earnout payments from acquisitions was estimated using unobservable (Level 3) inputs as illustrated in the table below. The fair value of contingent consideration related to restricted stock was

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			June 30, 2024	December 31, 2023
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 100%	10% - 100%
		Discount rate	19.5%	13.4%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2028 - 2031	2025 - 2028
		Discount rate	10.6%	10.3%
The following table provides a reconciliation of the contingent consideration measured at fair value using Level 3 significant unobservable inputs (in thousands):

	2024	2023
Balance at January 1,	$24,273	$24,473
Change in fair value	2,284	8,453
Settlements and payments	(5,363)	(2,364)
Balance at June 30,	$21,194	$30,562
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
During the three months ended June 30, 2024, the Company recorded a $4.9 million impairment loss related to its investment in Genomatica preferred stock. The fair value measurement was determined using the guideline public company method under the market approach. The significant unobservable inputs used in the valuation included the selection and analysis of guideline public companies, revenue multiple and other unobservable assumptions. The fair value measurement is classified as Level 3 in the fair value hierarchy.
During the six months ended June 30, 2023, the Company received a total purchase amount of $11.0 million in Simple Agreement for Future Equity (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs as of each contract inception date, which resulted in total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded impairment losses of zero and $1.8 million related to SAFEs during the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively. The fair value was generally estimated using the scenario-based method, where various payout scenarios were probability-weighted and discounted to present value.
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
Investments consisted of the following (in thousands):

Investments:	As of June 30, 2024	As of December 31, 2023
SAFEs	$18,686	$23,898
Non-marketable equity securities	16,232	22,938
Marketable equity securities	19,698	17,563
Genomatica preferred stock	6,985	11,885
Synlogic common stock	634	1,627
Synlogic warrants	255	654
Total	$62,490	$78,565

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Loss on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) gain on investments:
Synlogic common stock	$(123)	$(1,281)	$(993)	$(2,092)
Synlogic warrants	(49)	(514)	(399)	(841)
Genomatica preferred stock	(4,900)	—	(4,900)	—
Marketable equity securities	(1,754)	(326)	2,134	(3,747)
SAFEs	—	—	(5,212)	(1,811)
Total	$(6,826)	$(2,121)	$(9,370)	$(8,491)
Loss on equity method investments:
BiomEdit	$—	$—	$—	$(1,462)
Other	—	(67)	—	(54)
Total	$—	$(67)	$—	$(1,516)
The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Impairment charges	$(4,900)	$—	$(10,112)	$(1,811)
Ongoing mark-to-market adjustments on marketable equity securities	(1,926)	(2,121)	742	(6,680)
Total loss on investments	$(6,826)	$(2,121)	$(9,370)	$(8,491)
The carrying value for non-marketable equity securities accounted for using the fair value measurement alternative and held as of June 30, 2024, including cumulative unrealized losses, were as follows (in thousands):

As of June 30, 2024
Total initial cost	$107,996
Impairment charges	(64,465)
Downward adjustments from observable price changes	(1,628)
Carrying value	$41,903
6. Variable Interest Entities
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of June 30, 2024 and December 31, 2023, the maximum risk of loss related to the Company’s VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 5 for additional details on the Company’s investments and equity method investments.
7. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of June 30, 2024	As of June 30, 2023
Cash and cash equivalents	$730,367	$1,105,787
Restricted cash included in prepaid expenses and other current assets (1)	2,353	22,483
Restricted cash included in other non-current assets (1)	43,020	43,791
Total cash, cash equivalents and restricted cash	$775,740	$1,172,061
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$223,853	$13,649
Common stock issued for asset acquisitions	18,245	3,581
Purchases of property and equipment included in accounts payable and accrued expenses	7,936	2,324
Return of investment in equity securities for reduction in deferred revenue	6,760	—
Common stock issued as settlement of contingent consideration liability	4,447	2,262
Common stock issued for retention payments related to business and asset acquisitions	2,959	2,500
Equity securities received for Cell Engineering services	55	12,493
Convertible financial instruments received for Cell Engineering services	—	5,595

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$147,487	$147,185
Leasehold improvements	77,198	71,564
Buildings and facilities	48,088	47,034
Construction in progress	46,426	15,830
Computer equipment and software	15,035	14,780
Furniture and fixtures	6,514	6,458
Land	6,060	6,060
Total property, plant, and equipment	346,808	308,911
Less: Accumulated depreciation and amortization	(136,226)	(120,718)
Property, plant, and equipment, net	$210,582	$188,193
Operating Lease
In April 2024, the Company commenced its 15-year lease of a new office and laboratory space located in Boston, Massachusetts. The leased property consists of approximately 260,000 rentable square feet and is expected to be occupied by mid-2025. The lease agreement includes an option to extend the lease for ten years at then-market rates. The Company is not reasonably certain to exercise this option at lease commencement. The lease is classified as an operating lease, includes a period of free rent and also tenant improvement incentives. The lease does not contain material restrictive covenants or residual value guarantees. Upon the lease commencement, the Company recorded a right-of-use asset of $213.3 million, net of lease incentives received, and a lease liability of $223.9 million. The discount rate used in determining the lease liability was the Company's estimated incremental borrowing rate of 7.8%. Base rent during the first lease year is approximately $21.1 million and is subject to annual increases of 3% thereafter.
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of June 30, 2024:
Class A	10,500,000	1,723,919	1,603,066
Class B	4,500,000	378,597	355,671
Class C	800,000	120,000	120,000
	15,800,000	2,222,516	2,078,737
Common stock as of December 31, 2023:
Class A	10,500,000	1,639,885	1,525,058
Class B	4,500,000	379,108	356,257
Class C	800,000	120,000	120,000
	15,800,000	2,138,993	2,001,315

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Goodwill and Intangible Assets, net
All goodwill is allocated to the Cell Engineering reporting unit and segment identified in Note 12.
During the three months ended June 30, 2024, due to a sustained decrease in the market price of the Company's Class A common stock and market capitalization, the Company identified that an indicator of impairment was present as of June 30, 2024. As such, the Company completed a quantitative impairment test related to its Cell Engineering reporting unit. To conduct the impairment test of goodwill, the estimated fair value of the reporting unit was compared to its carrying value. The estimated fair value of the reporting unit was determined using a weighted approach that considered a discounted cash flow (“DCF”) model under the income approach and the guideline public company (“GPC”) method under the market approach. Significant inputs used in the DCF model included the projected future operating results of the reporting unit and the applicable discount rate, while inputs used in the GPC method consisted of a revenue multiple. The fair value measurement of the reporting unit is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs. The Company reconciled the resulting fair value of its reporting unit to the market capitalization of the Company to corroborate the fair value estimate used in the impairment test.
The result of the interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $47.9 million goodwill impairment charge during the three and six months ended June 30, 2024.
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2023	$49,238
Goodwill impairment (accumulated impairment loss)	(47,858)
Impact of foreign currency translation	(1,380)
Balance as of June 30, 2024	$—
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
June 30, 2024:
Developed technology	$121,206	$(30,628)	$90,578	7.4
Customer relationships	380	(356)	24	0.2
Assembled workforce	190	(190)	—	0.0
Total intangible assets	$121,776	$(31,174)	$90,602
December 31, 2023:
Developed technology	$105,279	$(22,663)	$82,616	8.8
Customer relationships	380	(261)	119	0.9
Assembled workforce	190	(184)	6	0.3
Total intangible assets	$105,849	$(23,108)	$82,741
(1)The gross carrying value and accumulated amortization balances include the impact of cumulative foreign currency translation adjustments.

During the three months ended June 30, 2024, in connection with the acquisition of AgBiome, the Company acquired developed technology with an aggregate fair value of $18.2 million and an estimated useful life of three years. For further information, see Note 2.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense was $4.9 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively, and $8.4 million and $8.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2024	$9,798
2025	19,550
2026	19,550
2027	11,914
2028	3,287
Thereafter	26,503
Total	$90,602
9. Commitments and Contingencies
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
10. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$20,066	$39,927	$43,258	$86,427
General and administrative	17,080	21,561	34,670	48,047
Total	$37,146	$61,488	$77,928	$134,474
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2024, there were approximately 147.1 million shares and 3.1 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the six months ended June 30, 2024, is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	6,049	$0.89
Granted	6,222	0.46
Exercised	(4,078)	0.02
Forfeited	(17)	11.42
Outstanding as of June 30, 2024	8,176	0.98	9.05	$—
Exercisable as of June 30, 2024	1,829	2.59	6.03	—
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $1.3 million and $2.9 million, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 and 2023 was $0.35 and $1.43 per share, respectively, and was calculated using the following key assumptions in the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.24%	3.94%
Expected volatility	96%	93%
Expected term (in years)	5.7	5.5
Dividend yield	—%	—%
As of June 30, 2024, there was $2.3 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 1.7 years.
Market-based Stock Options
In April 2024, the Company granted to each of the Company's four founders an option to purchase in aggregate 5.0 million shares of Ginkgo's Class A common stock with an exercise price of $2.50 per share, subject both to time-based and market-based vesting criteria (the “Founder Options”). The market-based vesting is tied to the achievement of four specified stock price hurdles within a five-year period, with 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $5.00, 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $7.50, 20% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $10.00 and the remaining 60% of the Founder Options vesting based on the achievement of a 90-

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
calendar-day average stock price of $12.50. If the market-based criteria are achieved during the five-year period, the awards will vest on the five-year anniversary of the grant date.
The weighted-average grant-date fair value of the options granted was $0.20 per share and was calculated using a Monte Carlo simulation model with the following assumptions:

Six Months Ended June 30, 2024
Risk-free interest rate	4.65%
Expected volatility	71.8%
Suboptimal exercise multiple	2.8
Dividend yield	—%
As of June 30, 2024, there was $3.8 million of unrecognized compensation expense related to the market-based stock options recognizable over a weighted-average period of 4.8 years.
Restricted Stock Units
A summary of the restricted stock units (“RSU”) activity for the six months ended June 30, 2024 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	152,168	$3.15
Granted	110,994	1.18
Vested	(35,380)	3.86
Forfeited	(8,605)	2.33
Nonvested as of June 30, 2024	219,177	2.07
The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2024 and 2023 was $1.18 and $1.32, respectively.
As of June 30, 2024, there was $360.8 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 2.9 years.
Earnouts
Earnout shares represent equity awards in the form of RSUs and restricted stock awards (“RSAs”) that were granted to existing shareholders of the Company as of the closing date of the Company's merger with SRNG on September 16, 2021 (the “Closing Date”). The earnout shares are subject to the same time vesting and performance conditions (change in control or an initial public offering) as the underlying awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares are subject to a market condition that will be met when the trading price of the Company's common stock is greater than or equal to $12.50, $15.00, $17.50 and $20.00 for any 20 trading days within any period of 30 consecutive trading days, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $12.50 per share was met on November 15, 2021.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of activity during the six months ended June 30, 2024 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	22,610	$12.78
Vested	(177)	13.34
Forfeited	(43)	12.92
Nonvested as of June 30, 2024	22,390	12.77
As of June 30, 2024, there was $2.3 million of unrecognized compensation expense related to earnout shares recognizable over a weighted-average period of 0.8 years.
11. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Government and defense	25%	4%	21%	5%
Agriculture	23	20	25	23
Pharma and biotech	22	40	25	35
Consumer and technology	15	14	9	12
Industrial and environment	11	11	10	12
Food and nutrition	4	11	10	13
Total Cell Engineering revenue	100%	100%	100%	100%

For both the three months ended June 30, 2024 and 2023, the Company’s revenue from customers within the United States comprised 84% of total revenue. For the six months ended June 30, 2024 and 2023, the Company's revenue from customers within the United States comprised 79% and 84%, respectively, of total revenue.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of June 30, 2024 and December 31, 2023. The Company's accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $10.8 million and $9.1 million as of June 30, 2024 and December 31, 2023, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
During the six months ended June 30, 2024, the Company recognized $29.4 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized $44.1 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2024 and December 31, 2023 was $76.8 million and $110.0 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice, and for contracts with a term of one year or less. As of June 30, 2024, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2024 to 2027.
12. Segment Information
The Company has identified two operating and reportable segments: Cell Engineering and Biosecurity. The Company’s chief operating decision makers (“CODMs”) evaluate the financial performance of the Company’s segments based upon segment revenues and operating results. The Company’s measure of segment operating results for management reporting purposes excludes the impact of stock-based compensation expense, depreciation and amortization, asset impairment charges, restructuring charges, and change in fair value of certain contingent liabilities.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Cell Engineering	$36,205	$45,283	$64,094	$79,379
Biosecurity	20,001	35,285	30,056	81,891
Total revenue	56,206	80,568	94,150	161,270
Segment cost of revenue:
Cell Engineering	1,914	—	1,914	—
Biosecurity	11,807	18,096	21,009	40,471
Segment research and development expense:
Cell Engineering	96,487	86,083	196,588	184,605
Biosecurity	458	528	578	1,095
Total segment research and development expense	96,945	86,611	197,166	185,700
Segment general and administrative expense:
Cell Engineering	33,615	50,907	73,848	112,599
Biosecurity	11,179	16,699	23,130	30,655
Total segment general and administrative expense	44,794	67,606	96,978	143,254
Segment operating (loss) income:
Cell Engineering	(95,811)	(91,707)	(208,256)	(217,825)
Biosecurity	(3,443)	(38)	(14,661)	9,670
Total segment operating loss	(99,254)	(91,745)	(222,917)	(208,155)
Operating expenses not allocated to segments:
Stock-based compensation (1)	38,226	62,477	80,623	137,677
Depreciation and amortization	17,330	17,652	30,199	36,610
Impairment expense (2)	47,858	9,001	47,858	9,001
Restructuring charges (3)	17,066	—	17,066	—
Change in fair value of contingent consideration liability	3,211	3,276	2,284	8,453
Loss from operations	$(222,945)	$(184,151)	$(400,947)	$(399,896)
(1)Includes $1.1 million and $1.0 million in employer payroll taxes for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $3.2 million in employer payroll taxes for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes $47.9 million related to goodwill impairment in the three and six months ended June 30, 2024 and $9.0 million related to impairment of lab equipment acquired as part of the Zymergen acquisition in the three and six months ended June 30, 2023.
(3)See Note 3, Restructuring, for composition of costs.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss, basic	$(217,181)	$(173,315)	$(383,092)	$(378,284)
Change in fair value of contingent consideration common shares liability	184	—	302	—
Net loss, diluted	$(217,365)	$(173,315)	$(383,394)	$(378,284)
Denominator:
Weighted average common shares outstanding, basic	2,054,801	1,933,437	2,029,630	1,924,251
Effect of dilutive securities:
Contingent consideration common shares	223	—	223	—
Weighted average common shares outstanding, diluted	2,055,024	1,933,437	2,029,853	1,924,251
Basic net loss per share	$(0.11)	$(0.09)	$(0.19)	$(0.20)
Diluted net loss per share	$(0.11)	$(0.09)	$(0.19)	$(0.20)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of June 30, 2024	As of June 30, 2023
Unvested RSUs	219,177	184,236
Earnout shares (1)	152,021	152,318
Warrants to purchase Class A common stock	51,825	51,825
Outstanding stock options	28,203	11,796
Escrow shares (2)	997	—
	452,223	400,175
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of June 30, 2024	As of December 31, 2023
Deferred revenue, current and non-current:
Motif FoodWorks	$45,511	$45,426
Allonnia	36,446	36,062
Arcaea	28,413	33,066
BiomEdit	7,979	7,712
Genomatica	1,436	2,018
Ayana Bio	117	56
Other equity investees	—	139
	$119,902	$124,479
Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cell Engineering revenue:
Genomatica	$213	$779	$582	$1,988
Ayana Bio	280	184	426	636
Allonnia	—	159	—	245
Motif FoodWorks	—	2	19	3
Arcaea	4,653	4,234	4,653	5,696
BiomEdit	—	869	—	1,777
Verb Biotics	—	81	—	518
Other equity investees	—	199	139	349
	$5,146	$6,507	$5,819	$11,212
Refer to Note 5 for additional details on the Company’s investments and equity method investments held in its related parties.

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
Our cell programming business model mirrors the structure of our platform and we are compensated in two primary ways. First, we charge usage fees for services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or contract research organizations charge for services. Additionally, we typically negotiate a value share with our customers (typically in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. As we add new programs, our portfolio of programs with this “downstream” value potential grows. Commencing in the second quarter of 2024, we announced changes in commercial terms, including the removal of downstream value share from certain program types.
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
Generating Economic Value Through Cell Programs
Our cell programming platform is a key enabling technology and source of intellectual property for our customers’ products. We earn Cell Engineering revenue for our R&D services as well as generally through a share of the value of products created using our platform.
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
plus, when applicable,

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
Motif FoodWorks, Inc.
Founded in 2018, Motif FoodWorks, Inc. (“Motif”) was formed to focus on the application of synthetic biology to reduce the reliance on animal products in the food industry. We entered into an intellectual property contribution agreement that granted Motif rights to our intellectual property, subject to mutually agreed upon technical development plans. In return for our contribution of intellectual property and access to our platform, we received shares of common stock in Motif. The initial fair value of our common stock investment in Motif was $65.1 million, which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under our accounting for equity method investments. Motif was capitalized through Series A preferred stock financings that raised approximately $119 million in gross proceeds from an investor group which included certain of our investors, Louis Dreyfus Company and Fonterra Co-operative Group Limited. In June 2021, Motif raised an additional $226 million through a Series B preferred stock financing. Ginkgo also entered into a Technical Development Agreement with Motif under which we provide R&D services in return for cash consideration on a fixed-fee or cost-plus basis.
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
Verb Biotics, LLC
Founded in September 2021, Verb Biotics, LLC (“Verb”) was formed to identify and design new strains of probiotic bacteria with advanced properties for human nutrition, health, and wellness. Verb was capitalized through a Series A funding that raised $30 million in gross proceeds from an investor group comprising certain of our investors. We hold an interest in 9.0 million common units (representing 100% of common units at inception) of Verb and have also provided Verb with certain licenses to our intellectual property for use in the development or production of products that we have agreed to research and develop under technical development plans. Prior to the first quarter of 2022, we consolidated Verb as a variable interest entity. In the first quarter of 2022, we deconsolidated Verb and began accounting for our retained investment in Verb as an equity method investment. The initial carrying value of the equity method investment in Verb was equal to the fair value of our retained interest of $15.9 million as of the deconsolidation date, which has been subsequently reduced to a carrying value of zero due to a basis difference associated with in-process research and development identified as part of the initial accounting for the equity method investment. Ginkgo also entered into a Technical Development Agreement with Verb under which we provide R&D services in return for cash consideration on a fixed fee or cost-plus basis.
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

Structured Partnerships
Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the three and six months ended June 30, 2023, we entered into two and six, respectively, Startup Structured Partnerships and received prepayments of service fees in the form of equity securities or convertible financial instruments totaling $1.1 million and $17.0 million, respectively, that is recognized as revenue over our period of performance. In the three and six months ended June 30, 2024, we did not enter into any new Startup Structured Partnerships. Our Legacy Structured Partnerships are described below:
Genomatica, Inc.
Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we acquired preferred stock in Genomatica with an aggregate investment value of $55.0 million in exchange for cash and committed R&D services. The carrying value of the investment was $7.0 million as of June 30, 2024, reflective of impairment losses recognized through that date.
Synlogic, Inc.
Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. On February 8, 2024, Synlogic announced its decision to cease operations and evaluate strategic options for the company. Effective in the second quarter of 2024, we no longer provide R&D services to Synlogic. As of June 30, 2024, the fair value of Synlogic common stock and warrants was $0.6 million and $0.3 million, respectively.
See Note 5 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of our investments in and the material terms of our agreements with our Platform Ventures and Structured Partnerships.
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

	Three Months Ended June 30,		Six Months Ended June 30,		LTM (1)
	2024	2023	2024	2023	2024
New Programs	10	21	27	34	71
Current Active Programs	140	105	151	118	166
Cumulative Programs	269	198	269	198	269
(1)Last twelve months ended June 30, 2024
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
Cell Engineering revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 5, 6, and 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Commencing in the second quarter of 2024, we announced changes in commercial terms, including new intellectual property terms in favor of customers, the removal of downstream value share from certain program types, and offering our Foundry capabilities on a lab-data-as-a-service (“LDaaS”) basis in addition to continuing our end-to-end Cell Engineering solutions offering where we will often maintain downstream value share. There has been no material impact on our revenue recognition policies to date from the announced changes in our new commercial terms and Cell Engineering offerings.
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
Costs and Operating Expenses
Cost of Biosecurity Product Revenue
Prior to the fourth quarter of 2023, the cost of Biosecurity product revenue consisted of costs associated with the sale of diagnostic and sample collection test kits, which included costs incurred to purchase test kits from third parties.
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

We expense R&D expenses as incurred. We expect our R&D costs will be lowered as a result of our restructuring plan announced and commenced in the second quarter of 2024 as we rationalize our current development programs and prioritize our investments in our Foundry, Codebase, AI and new offerings. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
We expect our G&A costs will be lowered as a result of our restructuring plan announced and commenced in the second quarter of 2024 as we begin to lower our operational overhead. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.
Goodwill Impairment
In the second quarter of 2024, we fully impaired the goodwill attributable to our Cell Engineering reporting unit. Refer to further discussion within “Critical Accounting Estimates”.
Restructuring Charges
Restructuring charges relate to our restructuring plan announced and commenced in the second quarter of 2024 and consist primarily of severance and other employee termination costs resulting from a reduction in force that commenced in June 2024 and an impairment of a right-of-use asset relating to facilities consolidation and the related sublease of certain facilities.
Additional details are included in Note 3, Restructuring, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Other Income, Net
Other income (expense), net primarily consists of sublease rent income and changes in fair value of notes receivable that we elected to account for under the fair value option.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table presents the result of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Cell Engineering revenue	$36,205	$45,283	$(9,078)	$64,094	$79,379	$(15,285)
Biosecurity revenue:
Product	—	10,788	(10,788)	—	22,454	(22,454)
Service	20,001	24,497	(4,496)	30,056	59,437	(29,381)
Total revenue	56,206	80,568	(24,362)	94,150	161,270	(67,120)
Costs and operating expenses:
Cost of Biosecurity product revenue	—	2,034	(2,034)	—	6,575	(6,575)
Cost of Biosecurity service revenue	11,807	16,062	(4,255)	21,009	33,896	(12,887)
Cost of other revenue	1,914	—	1,914	1,914	—	1,914
Research and development (1)	134,221	144,282	(10,061)	270,678	306,921	(36,243)
General and administrative (1)	66,285	102,341	(36,056)	136,572	213,774	(77,202)
Goodwill impairment	47,858	—	47,858	47,858	—	47,858
Restructuring charges	17,066	—	17,066	17,066	—	17,066
Total operating expenses	279,151	264,719	14,432	495,097	561,166	(66,069)
Loss from operations	(222,945)	(184,151)	(38,794)	(400,947)	(399,896)	(1,051)
Other income (expense):
Interest income, net	10,313	14,349	(4,036)	22,024	28,894	(6,870)
Loss on equity method investments	—	(67)	67	—	(1,516)	1,516
Loss on investments	(6,826)	(2,121)	(4,705)	(9,370)	(8,491)	(879)
Change in fair value of warrant liabilities	3,233	(4,482)	7,715	4,173	(3,278)	7,451
Other income (expense), net	(766)	3,224	(3,990)	1,249	6,152	(4,903)
Total other income	5,954	10,903	(4,949)	18,076	21,761	(3,685)
Loss before income taxes	(216,991)	(173,248)	(43,743)	(382,871)	(378,135)	(4,736)
Income tax expense	190	67	123	221	149	72
Net loss	$(217,181)	$(173,315)	$(43,866)	$(383,092)	$(378,284)	$(4,808)
(1)Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$20,693	$40,569	$44,814	$88,110
General and administrative	17,533	21,908	35,809	49,567
Total	$38,226	$62,477	$80,623	$137,677
Cell Engineering Revenue
Cell Engineering revenue decreased $9.1 million in the three months ended June 30, 2024 compared to the same period in 2023 and decreased $15.3 million in the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to timing of programs completed prior to the current period partially offset by overall progress on Current Active Programs.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration decreased from $16.8 million in the three months ended June 30, 2023 to $8.2 million in the three months ended June 30, 2024, and from $29.7 million in the six months ended June 30, 2023 to $12.1 million in the six months ended June 30, 2024, primarily due to a shift in focus on signing new programs with cash consideration.
In the three months ended June 30, 2024, 10 New Programs commenced, compared to 21 New Programs in the same period in 2023. The number of Current Active Programs rose to 140, compared to 105 in the prior year period. Cumulative Programs increased to 269 from 198 over the same period. Additionally, the number of customers grew to 82, up from 63 in the prior year period.
In the six months ended June 30, 2024, 27 New Programs commenced, compared to 34 New Programs in the same period in 2023. The number of Current Active Programs rose to 151, compared to 118 in the prior year period. Cumulative Programs increased to 269 from 198 over the same period. Additionally, the number of customers grew to 88, up from 68 in the prior year period.
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
Biosecurity Revenue
Biosecurity revenue decreased $15.3 million in the three months ended June 30, 2024 compared to the same period in 2023 and was comprised of a decrease in product revenue of $10.8 million and a decrease in service revenue of $4.5 million.
Biosecurity revenue decreased $51.8 million in the six months ended June 30, 2024 compared to the same period in 2023 and was comprised of a decrease in product revenue of $22.5 million and a decrease in service revenue of $29.4 million.
The decreases in revenue between periods is attributable to the end of our COVID-19 testing in schools in the third quarter of 2023, partially offset by new expanded offerings of biomonitoring and bioinformatic support services in the 2024 periods.
Since the end of the COVID-19 public health emergency in May 2023, we shifted our Biosecurity business focus to developing scalable biosecurity infrastructure and delivering global surveillance programs and analytics services. Biosecurity revenue in the first half of 2024 was comprised of our expanded offerings of biomonitoring and bioinformatic support services. Through our partnerships, we operate programs for collections, testing, sequencing, and insights delivery on pathogen samples in different countries.
Cost of Biosecurity Product and Service Revenue
Cost of Biosecurity product and service revenue decreased $6.3 million and $19.5 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was driven by the end of our COVID-19 testing in schools in the third quarter of 2023 and the transition of our Biosecurity business to global surveillance programs and analytic services.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Our research personnel costs, including stock-based compensation, is our largest expense, aggregating $37.6 million and $76.5 million for the three and six months ended June 30, 2024, respectively, and $38.5 million and $81.1 million for the three and six months ended June 30, 2023, respectively. We also acquired and expensed in-process research and development through the issuance of our equity, aggregating $3.0 million and $19.8 million for the three and six months ended June 30, 2024, respectively, and $4.0 million for the three and six months ended June 30, 2023. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services and routine costs and fees.

Research and development expenses decreased $10.1 million in the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to a decrease in stock-based compensation expense of $18.8 million (inclusive of employer payroll taxes) and the deconsolidation of our former subsidiary, Zymergen Inc. (“Zymergen”), in the fourth quarter of 2023 ($11.3 million). Further, there was a decrease in professional fees of $3.8 million and acquired in-process research and development costs of $1.0 million. This was partially offset by an increase in rent and related facilities costs of $10.5 million, software and technology expense of $5.2 million, laboratory supplies expense of $4.5 million, personnel-related compensation and benefits expense of $3.0 million, and non-capitalized equipment purchases and maintenance costs of $2.1 million. Increases in research and development expenses, excluding stock-based compensation expense and the Zymergen deconsolidation, supported the growth of Cell Engineering capabilities.
Research and development expenses decreased $36.2 million in the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to a decrease in stock-based compensation expense of $40.8 million (inclusive of employer payroll taxes) and the deconsolidation of Zymergen ($30.0 million). Further, there was a decrease in professional fees of $8.6 million and temporary labor and contractors of $1.4 million. This was partially offset by increases in acquired in-process research and development costs of $15.9 million, rent and related facilities costs of $11.0 million, software and technology expense of $8.9 million, laboratory supplies expense of $4.8 million, and personnel-related compensation and benefits expense of $4.4 million. Increases in research and development expenses, excluding stock-based compensation expense and the Zymergen deconsolidation, supported the growth of Cell Engineering capabilities.
General and Administrative Expenses
General and administrative expenses decreased $36.1 million in the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to the deconsolidation of Zymergen ($34.3 million) and a decrease in stock-based compensation expense of $3.7 million (inclusive of employer payroll taxes). Further, there was a decrease in professional fees of $5.6 million, partially offset by increases in personnel-related compensation and benefits expense of $5.1 million and depreciation and amortization expense of $1.6 million.
General and administrative expenses decreased $77.2 million in the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to the deconsolidation of Zymergen ($55.4 million) and a decrease in stock-based compensation expense of $12.1 million (inclusive of employer payroll taxes). Further, there were decreases in professional fees and litigation costs of $13.9 million and the change in fair value of contingent consideration liabilities resulting from acquisitions of $6.2 million, partially offset by an increase in personnel-related compensation and benefits expense of $10.1 million.

Goodwill Impairment
During both the three and six months ended June 30, 2024, we recorded goodwill impairment expense of $47.9 million related to our Cell Engineering reporting unit, further discussed within “Critical Accounting Estimates” below.
Restructuring Charges
During both the three and six months ended June 30, 2024, we incurred restructuring charges of $17.1 million in connection with our restructuring plan announced and commenced in the second quarter of 2024, primarily in the Cell Engineering segment. These charges primarily consisted of $12.2 million in employee termination costs from the reduction in force commenced in June 2024 and $4.8 million in impairment of right-of-use asset relating to facilities consolidation.
Interest Income, Net
Interest income, net decreased $4.0 million and $6.9 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to lower average cash balances in interest bearing accounts.
Loss on Equity Method Investments
Loss on equity method investments was $0.1 million and $1.5 million for the three and six months ended June 30, 2023, respectively. No loss on equity method investments was recognized in 2024.

In the six months ended June 30, 2023, we recorded a $1.5 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method and the fair value of the additional equity we received in BiomEdit of $1.1 million in the first half of 2023, which was reduced to zero during the period as a result of the application of the HLBV method.
Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.
Loss on Investments
Loss on investments was $6.8 million and $2.1 million in the three months ended June 30, 2024 and 2023, respectively. The change of $4.7 million was due to fluctuations in the stock prices of our marketable equity securities and a $4.9 million increase in impairment losses recognized on our non-marketable equity securities.
Loss on investments was $9.4 million and $8.5 million in the six months ended June 30, 2024 and 2023, respectively. The change of $0.9 million was due to fluctuations in the stock prices of our marketable equity securities offset by an $8.3 million increase in impairment losses recognized on our non-marketable equity securities.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was $3.2 million gain and $4.5 million loss in the three months ended June 30, 2024 and 2023, respectively, and $4.2 million gain and $3.3 million loss in the six months ended June 30, 2024 and 2023, respectively. The change in fair value of warrant liabilities is primarily driven by changes in the value of our common stock. Increases or decreases in the value of our common stock results in a loss or gain, respectively, on the change in fair value of warrant liabilities.
Other Income, Net
Other income (expense), net decreased $4.0 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a $2.3 million decrease in sublease rent income primarily as a result of the deconsolidation of Zymergen and a $2.3 million increase in the net loss on the change in fair value of convertible notes.
Other income (expense), net decreased $4.9 million in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a $4.7 million decrease in sublease rent income primarily as a result of the deconsolidation of Zymergen and a $1.0 million increase in the net loss on the change in fair value of convertible notes.
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
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, including related litigation costs, restructuring and impairment charges (inclusive of impairments of goodwill and long-lived assets), costs associated with the bankruptcy filing of our former subsidiary, Zymergen (the “Zymergen Bankruptcy”), and certain other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.

Beginning in the second quarter of 2024, we updated our definition of Adjusted EBITDA to no longer exclude the impact of acquired in-process research and development expenses. The comparable periods in 2023 and the first quarter of 2024 have been recast to conform to the revised definition.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(217,181)	$(173,315)	$(383,092)	$(378,284)
Interest income, net	(10,313)	(14,349)	(22,024)	(28,894)
Income tax expense	190	67	221	149
Depreciation and amortization	17,330	17,652	30,199	36,610
EBITDA	(209,974)	(169,945)	(374,696)	(370,419)
Stock-based compensation (1)	38,226	62,477	80,623	137,677
Impairment expense (2)	47,858	9,001	47,858	9,001
Restructuring charges (3)	17,066	—	17,066	—
Merger and acquisition related expenses (4)	4,512	12,212	6,906	30,874
Loss on equity method investments	—	67	—	1,516
Loss on investments	6,826	2,121	9,370	8,491
Change in fair value of warrant liabilities	(3,233)	4,482	(4,173)	3,278
Change in fair value of convertible notes	(480)	(152)	846	(196)
Adjusted EBITDA	$(99,199)	$(79,737)	$(216,200)	$(179,778)
(1)Includes $1.1 million and $1.0 million in employer payroll taxes for the three months ended June 30, 2024 and 2023, respectively, and $2.7 and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Impairment expense includes $47.9 million related to goodwill impairment in the three and six months ended June 30, 2024 and $9.0 million related to lab equipment acquired as part of the Zymergen acquisition in the three and six months ended June 30, 2023.
(3)Restructuring charges include $12.2 million in employee termination costs from the reduction in force commenced in June 2024 and $4.8 million in impairment of right-of-use asset relating to facilities consolidation.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs, net of insurance recovery. Not included in this adjustment are non-cash charges for acquired in-process research and development expenses, which totaled $3.0 million and $4.0 million in the three months ended June 30, 2024 and 2023, respectively, and $19.8 million and $4.0 million in the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from investments from certain accredited investors for 76 million shares of our Class A common stock. As of June 30, 2024, we had cash and cash equivalents of $730.4 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
Material Cash Requirements
We anticipate that our expenditures will exceed our revenue through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q, as we:
•continue our R&D activities under existing and new programs and further invest in our Foundry and Codebase;
•develop and expand our offerings, including Biosecurity;
•upgrade and expand our operational, financial and management systems and support our operations;
•acquire and integrate companies, assets or intellectual property that advance our company objectives;
•maintain, expand, and protect our intellectual property; and
•implement our restructuring actions.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in:
Operating activities	$(173,649)	$(164,118)
Investing activities	(38,951)	(30,638)
Financing activities	(1,071)	(2,269)
Effect of exchange rate changes	(173)	(495)
Net decrease in cash, cash equivalents and restricted cash	$(213,844)	$(197,520)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 consisted of net loss of $383.1 million, adjusted for net change in operating assets and liabilities of $6.2 million and non-cash charges of $203.3 million. The net change in operating assets and liabilities was primarily due to a $10.9 million increase in accounts payable, accrued expenses and other current liabilities primarily due to restructuring-related accruals, a $14.4 million decrease in operating lease right-of-use assets from lease incentives received, partially offset by a $17.0 million decrease in deferred revenue and a $3.9 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $30.2 million of depreciation and amortization, $77.9 million of stock-based compensation expense, $9.4 million loss on investments, $13.1 million non-cash lease expense, $19.8 million in acquired in-process research and development expense, and $47.9 million of goodwill impairment.
Net cash used in operating activities for the six months ended June 30, 2023 consisted of net loss of $378.3 million, adjusted for net change in operating assets and liabilities of $10.4 million and non-cash charges of $224.6 million. The net change in operating assets and liabilities was primarily due to a $15.4 million decrease in accounts receivable, a $12.1 million decrease in prepaid expenses and other current assets, a $4.1 million decrease in operating lease right-of-use assets from lease incentives, partially offset by a $4.0 million decrease in accounts payable, accrued expenses and other current liabilities, a $21.4 million decrease in deferred revenue, and a $13.3 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $36.6 million of depreciation and amortization, $134.5 million of stock-based compensation expense, $10.0 million loss on investments including equity method investments, $8.5 million loss on the change in fair value of contingent consideration liabilities, $16.3 million non-cash lease expense, and $9.0 million impairment loss on assets held for sale.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of purchases of property and equipment of $33.7 million associated with Foundry capacity and capability investments and $5.4 million paid for the acquisition of Zymergen.
Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of purchases of property and equipment of $33.0 million associated with Foundry capacity and capability investments.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 primarily consisted of principal payments on finance leases and payments of contingent consideration related to business acquisitions.

Net cash used in financing activities for the six months ended June 30, 2023 primarily consisted of principal payments on finance leases and payment of contingent consideration related to a business acquisition.
Critical Accounting Estimates
Except as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
Goodwill
We assess goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill impairment assessments require a significant amount of management judgment and the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.
During the three months ended June 30, 2024, due to a sustained decrease in the market price of our Class A common stock and market capitalization, we identified that a possible indicator of impairment was present as of June 30, 2024. As such, we completed a quantitative impairment test related to our Cell Engineering reporting unit. To conduct the impairment test of goodwill, the estimated fair value of the reporting unit was compared to its carrying value. The estimated fair value of the Cell Engineering reporting unit was determined using a weighted approach that considered a discounted cash flow (“DCF”) model under the income approach and the guideline public company (“GPC”) method under the market approach. Inputs used in the DCF model included the projected future operating results of the reporting unit and the applicable discount rate, while inputs used in the GPC method consisted of a revenue multiple. The projected future operating results were based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The revenue multiple was based on the GPC method using comparable publicly traded company multiples of revenue for a group of benchmark companies. The DCF method was weighted 75% and the GPC 25%. We reconciled the resulting fair value of the reporting unit to our market capitalization to corroborate the fair value estimate used in the impairment test.
The interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. As a result, we fully impaired goodwill and recorded an impairment loss of $47.9 million.
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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation (loss) gain was $(0.2) million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $(3.2) million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 is still present as of June 30, 2024. Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

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
See Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

As previously announced on May 9, 2024, in connection with the Company’s multi-year plan to reduce operational expenditures, management approved a plan for restructuring actions, including a reduction in labor expenses and a planned consolidation of certain of its facilities. Initial workforce reductions commenced in June 2024, with further reductions expected in the second half of 2024. All reductions are expected to be substantially completed in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including the consolidation of office and laboratory operations into fewer locations, subleasing unused facilities, and other related measures. While the Company aims to complete the majority of its facility consolidation actions in 2025, the actual timing may vary. The Company currently estimates the costs for the reduction in force to range from $18.0 million to $22.0 million primarily in the Cell Engineering segment and consist of one-time cash severance and related costs.

If we fail to meet the continued listing standards of the NYSE, it could result in a delisting of our Class A shares.

On May 7, 2024, we received a notice from the NYSE that, because the average closing price for our Class A common stock has fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the price criteria for continued listing on the NYSE. The NYSE continued listing criteria provide us with a compliance period of six months in which to regain compliance. We have taken steps to regain compliance, but if we fail to satisfy the continued listing standards of the NYSE within the six-month cure period by achieving a minimum closing stock price of $1.00 per share of our Class A common stock for 30 consecutive trading days, the NYSE may take steps to delist our Class A common stock. Such a delisting would most likely have a negative effect on the price of our Class A common stock and would impair stockholders’ ability to sell or purchase shares of our Class A common stock when they wish to do so. In the event of a delisting, we would attempt to take actions to restore our compliance with the NYSE’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price, improve the liquidity of our Class A common stock, prevent our Class A common stock price from dropping below the NYSE minimum average closing price requirement or prevent future non-compliance with the NYSE’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 1, 2024, we issued 2,659,102 shares of our Class A common stock to certain sellers of Modulus Therapeutics, Inc. (“Modulus”), valued at approximately $3.0 million, as consideration in connection with the acquisition by merger of Modulus, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On April 26, 2024, we issued a total of 4,692,086 shares of our Class A common stock to certain former equity holders of FGen AG, valued at approximately $4.3 million, in connection with the achievement of certain milestones, in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.
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

Ginkgo Bioworks Holdings, Inc.

Date: August 8, 2024	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Accounting Officer (Principal Accounting Officer)