Form 10-Q
period 2024-09-30
Ginkgo Bioworks Holdings, Inc.
filed 2024-11-12
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of November 5, 2024, the registrant had 45,199,331 shares of Class A common stock, 9,279,574 shares of Class B common stock and 3,000,000 shares of non-voting Class C common stock outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$616,214	$944,073
Accounts receivable, net	23,411	17,157
Accounts receivable - related parties	531	742
Prepaid expenses and other current assets	22,324	39,777
Total current assets	662,480	1,001,749
Property, plant, and equipment, net	211,035	188,193
Operating lease right-of-use assets	405,911	206,801
Investments	62,103	78,565
Intangible assets, net	79,566	82,741
Goodwill	—	49,238
Other non-current assets	59,788	58,055
Total assets	$1,480,883	$1,665,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,700	$9,323
Deferred revenue (includes $1,434 and $5,426 from related parties)	22,894	44,486
Accrued expenses and other current liabilities	75,833	110,051
Total current liabilities	114,427	163,860
Non-current liabilities:
Deferred revenue, net of current portion (includes $72,186 and $119,053 from related parties)	105,247	158,062
Operating lease liabilities, non-current	445,592	221,835
Other non-current liabilities	17,674	24,433
Total liabilities	682,940	568,190
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 7)	5	5
Additional paid-in capital	6,527,698	6,386,191
Accumulated deficit	(5,730,023)	(5,290,528)
Accumulated other comprehensive income	263	1,484
Total stockholders’ equity	797,943	1,097,152
Total liabilities and stockholders’ equity	$1,480,883	$1,665,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cell Engineering revenue (1)	$75,089	$37,176	$139,183	$116,555
Biosecurity revenue:
Product	—	6,495	—	28,949
Service	13,957	11,759	44,013	71,196
Total revenue	89,046	55,430	183,196	216,700
Costs and operating expenses:
Cost of Biosecurity product revenue	—	906	—	7,481
Cost of Biosecurity service revenue	9,987	6,017	30,996	39,913
Cost of other revenue	2,016	—	3,930	—
Research and development	77,006	156,662	347,684	463,583
General and administrative	52,292	82,028	188,864	295,802
Impairment of lease assets	—	96,210	—	96,210
Goodwill impairment	—	—	47,858	—
Restructuring charges	2,949	—	20,015	—
Total operating expenses	144,250	341,823	639,347	902,989
Loss from operations	(55,204)	(286,393)	(456,151)	(686,289)
Other income (expense):
Interest income, net	9,251	15,020	31,275	43,914
Loss on equity method investments	—	—	—	(1,516)
Loss on investments	(6,912)	(36,324)	(16,282)	(44,815)
Loss on deconsolidation of subsidiary	(7,013)	—	(7,013)	—
Change in fair value of warrant liabilities	1,528	1,891	5,701	(1,387)
Other income, net	1,572	2,893	2,821	9,045
Total other income (expense)	(1,574)	(16,520)	16,502	5,241
Loss before income taxes	(56,778)	(302,913)	(439,649)	(681,048)
Income tax expense (benefit)	(375)	(22)	(154)	127
Net loss	$(56,403)	$(302,891)	$(439,495)	$(681,175)
Net loss per share, basic and diluted	$(1.08)	$(6.21)	$(8.58)	$(14.09)
Weighted average common shares outstanding:
Basic	52,240	48,770	51,244	48,330
Diluted	52,246	48,770	51,250	48,330
Comprehensive loss:
Net loss	$(56,403)	$(302,891)	$(439,495)	$(681,175)
Other comprehensive income (loss):
Foreign currency translation adjustment	494	(1,599)	(2,713)	(267)
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	1,492	—	1,492	—
Total other comprehensive income (loss)	1,986	(1,599)	(1,221)	(267)
Comprehensive loss	$(54,417)	$(304,490)	$(440,716)	$(681,442)
(1) Includes related party revenue of $46,659 and $8,727 for the three months ended September 30, 2024 and 2023, respectively, and $51,990 and $19,912 for the nine months ended September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 30, 2024	51,970	$5	$6,508,410	$(5,673,620)	$(1,723)	$833,072
Issuance of common stock upon exercise or vesting of equity awards	422	—	—	—	—	—
Settlement of contingent consideration	690	—	5,437	—	—	5,437
Payment for fractional shares after reverse stock split	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	13,855	—	—	13,855
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	—	—	—	1,492	1,492
Foreign currency translation	—	—	—	—	494	494
Net loss	—	—	—	(56,403)	—	(56,403)
Balance as of September 30, 2024	53,082	$5	$6,527,698	$(5,730,023)	$263	$797,943

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	50,034	$5	$6,386,191	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	1,414	—	543	—	—	543
Payment for fractional shares after reverse stock split	—	—	(4)	—	—	(4)
Settlement of contingent consideration	764	—	9,884	—	—	9,884
Issuance of common stock for asset acquisitions	802	—	36,801	—	—	36,801
Issuance of common stock in exchange for services	68	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	91,783	—	—	91,783
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	—	—	—	1,492	1,492
Foreign currency translation	—	—	—	—	(2,713)	(2,713)
Net loss	—	—	—	(439,495)	—	(439,495)
Balance as of September 30, 2024	53,082	$5	$6,527,698	$(5,730,023)	$263	$797,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of June 30, 2023	48,869	$5	$6,280,823	$(4,775,943)	$(1,300)	$1,503,585
Issuance of common stock upon exercise or vesting of equity awards	440	—	55	—	—	55
Settlement of contingent consideration	11	—	960	—	—	960
Stock-based compensation expense	—	—	52,573	—	—	52,573
Foreign currency translation	—	—	—	—	(1,599)	(1,599)
Net loss	—	—	—	(302,891)	—	(302,891)
Balance as of September 30, 2023	49,320	$5	$6,334,411	$(5,078,834)	$(2,899)	$1,252,683

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2022	47,300	$5	$6,136,563	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	1,888	—	539	—	—	539
Tax withholdings related to net share settlement of equity awards	—	—	(23)	—	—	(23)
Settlement of contingent consideration	11	—	3,222	—	—	3,222
Issuance of common stock for asset acquisitions	70	—	3,581	—	—	3,581
Issuance of common stock in exchange for services	51	—	2,500	—	—	2,500
Stock-based compensation expense and other	—	—	188,029	—	—	188,029
Foreign currency translation	—	—	—	—	(267)	(267)
Net loss	—	—	—	(681,175)	—	(681,175)
Balance as of September 30, 2023	49,320	$5	$6,334,411	$(5,078,834)	$(2,899)	$1,252,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(439,495)	$(681,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,368	57,670
Stock-based compensation	91,783	187,047
Goodwill impairment	47,858	—
Restructuring related impairment charges	4,823	—
Loss on investments and equity method investments	16,282	46,331
Loss on deconsolidation of subsidiary	7,013	—
Change in fair value of warrant liabilities	(5,701)	1,387
Change in fair value of contingent consideration liability	3,698	10,217
Non-cash lease expense	20,619	24,635
Non-cash in-process research and development	19,796	3,981
Impairment of long-lived assets	—	121,404
Other non-cash activity	655	3,053
Changes in operating assets and liabilities:
Accounts receivable	(6,101)	21,168
Prepaid expenses and other current assets	3,487	13,557
Operating lease right-of-use assets	19,224	9,277
Other non-current assets	(196)	(2,733)
Accounts payable, accrued expenses and other current liabilities	(31,099)	(4,822)
Deferred revenue, current and non-current ($(50,858) and $(15,482) from related parties)	(67,779)	(29,382)
Operating lease liabilities, current and non-current	(11,383)	(18,310)
Other non-current liabilities	1,998	(974)
Net cash used in operating activities	(277,150)	(237,669)
Cash flows from investing activities:
Purchases of property and equipment	(48,831)	(37,355)
Business acquisition	(5,400)	—
Proceeds from sales of marketable securities	3,951	—
Proceeds from sale of equipment	591	3,000
Other	538	336
Net cash used in investing activities	(49,151)	(34,019)
Cash flows from financing activities:
Proceeds from exercise of stock options	84	79
Principal payments on finance leases	(694)	(977)
Contingent consideration payment	(922)	(1,082)
Other	(4)	(604)
Net cash used in financing activities	(1,536)	(2,584)
Effect of foreign exchange rates on cash and cash equivalents	(208)	(690)
Net decrease in cash, cash equivalents and restricted cash	(328,045)	(274,962)

Cash and cash equivalents, beginning of period	944,073	1,315,792
Restricted cash, beginning of period	45,511	53,789
Cash, cash equivalents and restricted cash, beginning of period	989,584	1,369,581

Cash and cash equivalents, end of period	616,214	1,049,244
Restricted cash, end of period	45,325	45,375
Cash, cash equivalents and restricted cash, end of period	$661,539	$1,094,619
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
Reverse Stock Split
On August 19, 2024 (the “Effective Date”), with the approval of the Company's board of directors and shareholders, the Company effected a one-for-forty (1:40) reverse stock split (the “Reverse Stock Split”) for the Company’s common stock (inclusive of Class A common stock, Class B common stock and Class C common stock, par value $0.0001 per share). Accordingly, all common shares, common stock equity awards and common stock per share amounts presented herein have been retrospectively adjusted to reflect the Reverse Stock Split.
On the Effective Date, every forty shares of common stock issued and outstanding immediately prior to the Effective Date were automatically combined into one share of such class of common stock without any change to the par value per share. The number of shares reserved under the Company’s equity plans and the number of shares underlying awards outstanding under the Company’s equity plans was reduced proportionately. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. The number of authorized shares of common stock was not reduced.
In respect of the underlying common stock split, an adjustment to the exercise price of the Company’s warrants (the “Warrants”) and the number of shares of the Company’s Class A common stock issuable on exercise of each Warrant was adjusted in proportion to the Reverse Stock Split. As of the effectiveness of the Reverse Stock Split, the exercise price to purchase one share of Class A common stock equals $460.00 ($11.50 per Warrant). Each Warrant equals one-fortieth (1/40) of one share of Class A common stock (40 Warrants must be exercised for one share of Class A common stock). No fractional shares of Class A common stock will be issued upon exercise of the Warrants; therefore, a minimum of 40 Warrants must be exercised to receive any entitlement. For the avoidance of doubt, no other amendment, modification, alteration or change was made to the terms of the Warrants as a result of the Reverse Stock Split.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. In the accompanying condensed consolidated statements of cash flows for the nine months ended September 31, 2023, (i) $0.9 million was reclassified from non-cash customer consideration to other non-cash activity and (ii) $0.1 million was reclassified from other financing activities to proceeds from exercise of stock options. The total cash used in operating and financing activities for the nine months ended September 31, 2023 is not changed as a result of these reclassifications.
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
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 as compared to the significant accounting policies described in Note 2 to the Company's 2023 consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed within Note 2 to the Company's 2023 consolidated financial statements included in the 2023 Annual Report on Form 10-K.
2. Acquisitions and Divestiture
AgBiome
On April 10, 2024, the Company acquired certain platform assets, including fully sequenced and isolated strains, unique gene sequences, relevant functional data and metadata, and a development pipeline from AgBiome, Inc. (“AgBiome”), a biotechnology company in the agriculture industry. These assets expand the Company’s proprietary unified metagenomics database. The fair value of the consideration transferred totaled $18.2 million and was paid with the issuance of 0.4 million shares of Ginkgo's Class A common stock. The Company accounted for the transaction as an asset acquisition since substantially all of the value received was concentrated in the acquired developed technology, which is being amortized over a useful life of three years.
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
On January 18, 2024 (the “Closing Date”), the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, and on February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805 and was not material to the Company's consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material for the nine months ended September 30, 2024.
Other Acquisitions
The Company completed three other asset acquisitions during the nine months ended September 30, 2024. The aggregate purchase price for the three acquisitions was $19.8 million and was paid with the issuance of 0.4 million shares of Ginkgo's Class A common stock. Each transaction was accounted for as an asset acquisition as the acquired assets, consisting primarily of intellectual property rights, did not meet the definition of a business. The assets acquired represent in-process research and development with no alternative future use. Accordingly, the Company recorded $19.8 million as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.
Divestiture
On September 30, 2024, the Company sold the equity interests of its former subsidiary Altar SAS (“Altar”) for a nominal amount. As a result of the sale, the Company deconsolidated all of Altar's assets and liabilities from its consolidated financial statements effective September 30, 2024, and recognized a loss on deconsolidation of $7.0 million in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. The loss on deconsolidation includes a $1.5 million reclassification of accumulated currency translation adjustments to earnings. The sale did not meet the criteria to be reported as a discontinued operation.

3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Board of Directors, approved a restructuring plan. This plan includes an expected reduction in labor expenses, primarily through a workforce reduction of at least 35%, and the planned consolidation and sublease of certain facilities. Initial workforce reductions commenced in June 2024 and continued into the third quarter, with further reductions expected in the fourth quarter of 2024 and into 2025. All reductions are expected to be substantially completed in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused facilities, and has taken or plans to take other related measures, such as the sale of its subsidiary, Altar, in the third quarter of 2024 (see Note 2). While the Company aims to complete the majority of its facility consolidation actions in 2025, the actual timing may vary, especially for subleasing unused or underutilized facilities, which may extend beyond 2025 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.

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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents restructuring costs incurred during the periods presented, which are recorded as “Restructuring charges” in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Employee termination costs and other	$2,949	$15,192
Impairment of right-of-use asset (1)	—	4,823
Total restructuring	$2,949	$20,015
(1) Relates to a sublease of a facility in connection with the restructuring and reflects the excess of the right-of-use asset's carrying value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy.
Additionally, the Company recorded a $7.0 million loss on the sale and deconsolidation of Altar as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of September 30, 2024 (in thousands):

Employee Termination Costs and Other
Expenses incurred	$15,191
Cash payments	(12,558)
Liability balance at September 30, 2024	$2,633
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		As of September 30, 2024
	Classification	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	Cash and cash equivalents	$595,003	$595,003	$—	$—
Synlogic, Inc. warrants (1)	Investments	253	—	253	—
Marketable equity securities	Investments	19,947	19,947	—	—
Notes receivable	Prepaid expenses and other current assets	523	—	—	523
Notes receivable	Other non-current assets	14,608	—	11,960	2,648
Total assets		$630,334	$614,950	$12,213	$3,171
Liabilities:
Contingent consideration	Accrued expenses and other current liabilities	$10,296	$—	$—	$10,296
Contingent consideration	Other non-current liabilities	4,968	—	—	4,968
Total liabilities		$15,264	$—	$—	$15,264

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
Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the nine months ended September 30, 2024, transfers from Level 2 to Level 1 occurred due to lapse of regulatory sales restrictions on marketable equity securities. Additionally, during the nine months ended September 30, 2024, a portion of the Private Placement Warrants' estimated fair value was transferred from Level 3 to Level 2 as a result of the Private Placement Warrants having substantially the same terms as the Public Warrants when transferred to anyone other than the initial purchasers or their permitted transferees, leading the Company to determine their fair value to be equivalent to that of the Public Warrants. There were no other transfers between Levels 1, 2, or 3 during the nine months ended September 30, 2024 or 2023.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	Notes Receivable	Private Placement Warrants	Contingent Consideration
Balance at January 1, 2024	$14,129	$1,846	$24,274
Additions	1,377	—	—
Change in fair value	(1,859)	(1,697)	3,698
Settlements and payments	—	—	(12,708)
Transfers to Level 2	—	(149)	—
Conversion to common stock	(10,476)	—	—
Balance at September 30, 2024	$3,171	$—	$15,264

Balance at January 1, 2023	$7,660	$3,860	$24,473
Additions	4,106	—	1,397
Change in fair value	(1,806)	336	10,217
Settlements and payments	—	—	(4,761)
Balance at September 30, 2023	$9,960	$4,196	$31,326
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, for which changes in fair value are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss.
The Company's notes receivable consisted of a senior secured note in the principal amount of $11.8 million and a convertible promissory note in the principal amount of $10.0 million, both issued by Bolt Threads, Inc. (“Bolt Threads”). The senior secured note bears interest at 12% per annum, is due December 31, 2027 and is included in other non-current assets at its estimated fair value. The convertible promissory note bore interest at 8% per annum, was convertible into equity securities of Bolt Threads upon a qualified financing, a non-qualified financing, or special purpose acquisition company transaction, at a conversion price based on certain conditions as defined in the note agreement, or was otherwise payable on demand any time after the maturity date of October 4, 2024. During the three months ended September 30, 2024, $10.5 million in principal and accrued interest on the convertible promissory note was converted into 2.7 million shares of Bolt Threads' common stock, which is classified as a marketable equity security.
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
In addition to the convertible promissory note issued by Bolt Threads, the Company holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments issued by customers. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of September 30, 2024, included scenario probabilities ranging from 20% to 27%, a discount rate of 16%, and estimated time to event date of up to two years. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2023, included scenario probabilities ranging from 5% to 85%, a discount rate of 17% and estimated time to event date of one to two years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of September 30, 2024, the convertible debt instruments had an unpaid principal balance of $13.1 million and a fair value of $3.2 million. As of December 31, 2023, the convertible debt instruments had an unpaid principal balance of $21.0 million and a fair value of $14.1 million.

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
The Company can settle a majority of its contingent consideration liabilities in cash or shares of Class A common stock at the Company’s election with the remainder payable in cash. During the nine months ended September 30, 2024, the Company settled $12.7 million in contingent consideration liabilities through payment of $2.8 million in cash and vesting of 0.8 million shares of restricted stock valued at $9.9 million. During the nine months ended September 30, 2023, the Company settled $4.8 million in contingent consideration liability through payment of $1.5 million in cash and vesting of 1.6 million shares of restricted stock valued at $3.2 million. Of that amount, $1.4 million was recorded as an increase to the acquired intangible asset with an offset to additional paid-in-capital as the contingent consideration liability was deemed not probable of occurring.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			September 30, 2024	December 31, 2023
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	10% - 100%	10% - 100%
		Discount rate	12.4%	13.4%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2028 - 2031	2025 - 2028
		Discount rate	10.6%	10.3%
Nonrecurring Fair Value Measurements
The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, or when observable price changes occur for identical or similar securities from the same issuer.
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
During the nine months ended September 30, 2024, the Company recorded a $4.9 million impairment loss related to its investment in Genomatica preferred stock. The fair value measurement was determined using the guideline public company method under the market approach. The significant unobservable inputs used in the valuation included the selection and analysis of guideline public companies, revenue multiple and other unobservable assumptions. The fair value measurement is classified as Level 3 in the fair value hierarchy.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2023, the Company received a total purchase amount of $11.0 million in Simple Agreement for Future Equity (“SAFEs”) from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs as of each contract inception date, which resulted in total fair value of $4.5 million. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement were scenario probabilities of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.
The Company recorded impairment losses of $5.2 million and $1.8 million related to SAFEs during the nine months ended September 30, 2024 and 2023, respectively. The fair value was generally estimated using the scenario-based method, where various payout scenarios were probability-weighted and discounted to present value.
5. Investments and Equity Method Investments
The Company has partnered with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb”), BiomEdit, LLC (“BiomEdit”) and Ayana Bio, LLC (“Ayana”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Legacy Structured Partnerships”) with complementary assets for high potential synthetic biology applications. The Company holds equity interests in these Platform Ventures and Legacy Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Investments consisted of the following (in thousands):

Investments:	As of September 30, 2024	As of December 31, 2023
SAFEs	$18,686	$23,898
Non-marketable equity securities	16,232	22,938
Marketable equity securities	19,317	17,563
Genomatica preferred stock	6,985	11,885
Synlogic common stock	630	1,627
Synlogic warrants	253	654
Total	$62,103	$78,565
Loss on investments and equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) gain on investments:
Synlogic common stock	$(4)	$(1,538)	$(998)	$(3,631)
Synlogic warrants	(2)	(618)	(401)	(1,459)
Genomatica preferred stock	—	(33,000)	(4,900)	(33,000)
Marketable equity securities	(6,906)	460	(4,771)	(3,286)
Non-marketable equity securities	—	(1,628)	—	(1,628)
SAFEs	—	—	(5,212)	(1,811)
Total	$(6,912)	$(36,324)	$(16,282)	$(44,815)
Loss on equity method investments:
BiomEdit	$—	$—	$—	$(1,462)
Other	—	—	—	(54)
Total	$—	$—	$—	$(1,516)

The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment charges	$—	$(33,000)	$(10,112)	$(34,811)
Realized and unrealized losses recognized on marketable equity securities	(6,912)	(1,696)	(6,170)	(8,376)
Downward adjustments from observable price changes	—	(1,628)	—	(1,628)
Total loss on investments	$(6,912)	$(36,324)	$(16,282)	$(44,815)

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Total realized and unrealized gains and losses associated with equity investments accounted for at fair value or the fair value measurement alternative consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized loss recognized on equity investments sold (1)	$(844)	$—	$(844)	$—
Net unrealized losses recognized on equity investments held as of the end of the period	(6,068)	(36,324)	(15,438)	(44,815)
Total loss on investments	$(6,912)	$(36,324)	$(16,282)	$(44,815)
(1) Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the period or the acquisition date, if later.
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of September 30, 2024, including cumulative unrealized losses, were as follows (in thousands):

As of September 30, 2024
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of September 30, 2024 and December 31, 2023, the maximum risk of loss related to the Company’s VIEs was limited to the carrying value of its investments in such entities.
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
(unaudited)
7. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statement of cash flows is as follows (in thousands):

	As of September 30, 2024	As of September 30, 2023
Cash and cash equivalents	$616,214	$1,049,244
Restricted cash included in prepaid expenses and other current assets (1)	2,855	3,347
Restricted cash included in other non-current assets (1)	42,470	42,028
Total cash, cash equivalents and restricted cash	$661,539	$1,094,619
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$223,853	$13,770
Common stock issued for asset acquisitions	18,245	3,581
Purchases of property and equipment included in accounts payable and accrued expenses	6,142	1,563
Return of investment in equity securities for reduction in deferred revenue	6,760	—
Common stock issued as settlement of contingent consideration liability	9,884	3,222
Common stock issued for retention payments related to business and asset acquisitions	2,959	—
Equity securities received for Cell Engineering services	55	13,843
Convertible financial instruments received for Cell Engineering services	—	5,595
Conversion of notes receivable for common stock	10,476	—
Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$150,183	$147,185
Leasehold improvements	77,847	71,564
Buildings and facilities	48,129	47,034
Construction in progress	57,975	15,830
Computer equipment and software	15,009	14,780
Furniture and fixtures	6,567	6,458
Land	6,060	6,060
Total property, plant, and equipment	361,770	308,911
Less: Accumulated depreciation and amortization	(150,735)	(120,718)
Property, plant, and equipment, net	$211,035	$188,193

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Operating Lease
In April 2024, the Company commenced its 15-year lease of a new office and laboratory space located in Boston, Massachusetts. The leased property consists of approximately 260,000 rentable square feet and is expected to be occupied by mid-2025. The lease agreement includes an option to extend the lease for ten years at then-market rates. The Company is not reasonably certain to exercise this option at lease commencement. The lease is classified as an operating lease, includes a period of free rent and also tenant improvement incentives. The lease does not contain material restrictive covenants or residual value guarantees. Upon the lease commencement, the Company recorded a right-of-use asset of $213.3 million, net of lease incentives received, and a lease liability of $223.9 million. The discount rate used in determining the lease liability was the Company’s estimated incremental borrowing rate of 7.8%. Base rent during the first lease year is approximately $21.1 million and is subject to annual increases of 3% thereafter.
Exit of a Leased Facility
In September 2023, the Company’s former subsidiary, Zymergen, ceased the use of and exited a leased facility consisting of approximately 300,000 square feet of office and laboratory space in Emeryville, California. The facility was used pursuant to an operating lease with a minimum term expiring in August 2033. Zymergen's exit resulted in an impairment loss of $96.2 million, including $36.6 million for the right-of-use asset and $59.6 million for the related leasehold improvements. The impairment loss represents the amount by which the carrying value of the assets exceed their estimated fair values as of September 30, 2023, as determined using a discounted cash flow model under the income approach. The fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 fair value measurements. The key inputs used in the valuation were estimated sublease rental income and a discount rate of 8.5%. The impairments are presented as impairment of lease assets in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023.
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated (in thousands):

	Authorized	Issued	Outstanding
Common stock as of September 30, 2024:
Class A	10,500,000	44,256	41,371
Class B	4,500,000	9,282	8,711
Class C	800,000	3,000	3,000
	15,800,000	56,538	53,082
Common stock as of December 31, 2023:
Class A	10,500,000	40,997	38,126
Class B	4,500,000	9,478	8,906
Class C	800,000	3,000	3,000
	15,800,000	53,475	50,032
On April 3, 2023, the Company issued 0.1 million shares of its Class A common stock as purchase consideration for the acquisition of certain intellectual property assets of StrideBio, Inc. Refer to Note 2, Acquisitions, for shares of common stock issued related to fiscal 2024 acquisitions.
On May 9, 2023, the Company issued 0.1 million shares of Class A common stock, valued at $2.5 million, as settlement for an employee retention milestone related to the FGen AG business acquisition. An additional 0.1 million shares, valued at $2.5 million, were issued on April 26, 2024 for the final milestone payable in connection with that acquisition.
Refer to Note 10, Stock-Based Compensation, for a summary of shares of common stock issued in connection with the Company’s equity incentive plans.

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
The result of the interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $47.9 million goodwill impairment charge during the nine months ended September 30, 2024.
Changes in the carrying amount of goodwill consisted of the following (in thousands):

Balance as of December 31, 2023	$49,238
Goodwill impairment (accumulated impairment loss)	(47,858)
Impact of foreign currency translation	(1,380)
Balance as of September 30, 2024	$—
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
September 30, 2024:
Developed technology (2)	$114,272	$(34,706)	$79,566	6.8
Customer relationships	380	(380)	—	0.0
Assembled workforce	190	(190)	—	0.0
Total intangible assets	$114,842	$(35,276)	$79,566
December 31, 2023:
Developed technology	$105,279	$(22,663)	$82,616	8.8
Customer relationships	380	(261)	119	0.9
Assembled workforce	190	(184)	6	0.3
Total intangible assets	$105,849	$(23,108)	$82,741
(1)The gross carrying value and accumulated amortization balances include the impact of cumulative foreign currency translation adjustments.
(2)During the third quarter of 2024, the Company deconsolidated $8.3 million of developed technology intangible assets related to the deconsolidation of Altar (see Note 2).

In the second quarter of 2024, in connection with the acquisition of AgBiome, the Company acquired developed technology with an aggregate fair value of $18.2 million and an estimated useful life of three years. For further information, see Note 2.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense was $4.9 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $13.3 million and $12.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2024	$4,771
2025	19,088
2026	19,088
2027	11,452
2028	2,824
Thereafter	22,343
Total	$79,566
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
10. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,121	$33,250	$46,379	$119,676
General and administrative	10,734	19,323	45,404	67,371
Total	$13,855	$52,573	$91,783	$187,047
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2024, there were approximately 4.6 million shares and 0.1 million shares available for future issuance under the 2021 Plan and 2022 Inducement Plan, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the nine months ended September 30, 2024, is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	151	$35.59
Granted	156	18.48
Exercised	(102)	0.80
Forfeited	(14)	136.79
Outstanding as of September 30, 2024	191	32.73	9.44	$—
Exercisable as of September 30, 2024	34	94.75	8.25	—
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.7 million and $8.4 million, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $14.14 and $57.20 per share, respectively, and was calculated using the following key assumptions in the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.24%	3.94%
Expected volatility	96%	93%
Expected term (in years)	5.7	5.5
Dividend yield	—%	—%
As of September 30, 2024, there was $1.8 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 1.6 years.
Market-based Stock Options
In April 2024, the Company granted to each of the Company's four founders an option to purchase in aggregate 0.1 million shares of Ginkgo's Class A common stock with an exercise price of $100.00 per share, subject both to time-based and market-based vesting criteria (the “Founder Options”). The market-based vesting is tied to the achievement of four specified stock price hurdles within a five-year period, with 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $200.00, 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $300.00, 20% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $400.00 and the remaining 60% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $500.00. If the market-based criteria are achieved during the five-year period, the awards will vest on the five-year anniversary of the grant date.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The weighted-average grant-date fair value of the options granted was $7.80 per share and was calculated using a Monte Carlo simulation model with the following assumptions:

Nine Months Ended September 30, 2024
Risk-free interest rate	4.65%
Expected volatility	71.8%
Suboptimal exercise multiple	2.8
Dividend yield	—%
As of September 30, 2024, there was $3.6 million of unrecognized compensation expense related to the market-based stock options recognizable over a weighted-average period of 4.6 years.
Restricted Stock Units
A summary of the restricted stock units (“RSU”) activity for the nine months ended September 30, 2024 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	3,805	$125.89
Granted	3,001	44.73
Vested	(1,303)	145.83
Forfeited	(1,425)	84.45
Nonvested as of September 30, 2024	4,078	74.44
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2024 and 2023 was $44.73 and $55.20, respectively.
As of September 30, 2024, there was $241.1 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 2.8 years.
Earnouts
Earnout shares represent equity awards in the form of RSUs and restricted stock awards (“RSAs”) that were granted to existing shareholders of the Company as of the closing date of the Company's merger with SRNG on September 16, 2021 (the “Closing Date”). The earnout shares are subject to the same time vesting and performance conditions (change in control or an initial public offering) as the underlying awards (including with respect to vesting and termination-related provisions). Additionally, the earnout shares are subject to a market condition that will be met when the trading price of the Company's Class A common stock is greater than or equal to $500.00, $600.00, $700.00 and $800.00 for any 20 trading days within any period of 30 consecutive trading days, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $500.00 per share was met on November 15, 2021.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of activity during the nine months ended September 30, 2024 for the earnout shares is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	564	$511.17
Vested	(7)	533.60
Forfeited	(2)	516.15
Nonvested as of September 30, 2024	555	510.85
As of September 30, 2024, there was $0.4 million of unrecognized compensation expense related to earnout shares recognizable over a weighted-average period of 0.7 years.
11. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Food and nutrition	64%	24%	39%	17%
Pharma and biotech	14	30	19	33
Agriculture	11	22	18	23
Government and defense	7	6	14	5
Industrial and environment	3	16	6	13
Consumer and technology	1	2	4	9
Total Cell Engineering revenue	100%	100%	100%	100%

For the three months ended September 30, 2024 and 2023, the Company’s revenue from customers within the United States comprised 89% and 81%, respectively, of total revenue. For the nine months ended September 30, 2024 and 2023, the Company's revenue from customers within the United States comprised 84% and 83%, respectively, of total revenue.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of September 30, 2024 and December 31, 2023. The Company's accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $8.1 million and $9.1 million as of September 30, 2024 and December 31, 2023, respectively.
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
During the nine months ended September 30, 2024, the Company recognized $84.3 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $59.8 million of revenue that was included in the contract liabilities balance of $222.6 million as of December 31, 2022.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2024 and December 31, 2023 was $68.0 million and $110.0 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice, and for contracts with a term of one year or less. As of September 30, 2024, of the performance obligations not yet satisfied or partially satisfied, nearly all is expected to be recognized as revenue during the years 2024 to 2029.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents summary results of the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Cell Engineering	$75,089	$37,176	$139,183	$116,555
Biosecurity	13,957	18,254	44,013	100,145
Total revenue	89,046	55,430	183,196	216,700
Segment cost of revenue:
Cell Engineering	2,016	—	3,930	—
Biosecurity	9,987	6,923	30,996	47,394
Segment research and development expense:
Cell Engineering	57,201	90,889	253,790	275,494
Biosecurity	141	313	720	1,408
Total segment research and development expense	57,342	91,202	254,510	276,902
Segment general and administrative expense:
Cell Engineering	29,319	42,617	103,167	155,216
Biosecurity	10,040	12,207	33,169	42,862
Total segment general and administrative expense	39,359	54,824	136,336	198,078
Segment operating (loss) income:
Cell Engineering	(13,447)	(96,330)	(221,704)	(314,155)
Biosecurity	(6,211)	(1,189)	(20,872)	8,481
Total segment operating loss	(19,658)	(97,519)	(242,576)	(305,674)
Operating expenses not allocated to segments:
Stock-based compensation (1)	14,013	53,647	94,636	191,324
Depreciation and amortization	17,171	21,060	47,368	57,670
Impairment expense (2)	—	112,403	47,858	121,404
Restructuring charges (3)	2,949	—	20,015	—
Change in fair value of contingent consideration liability	1,413	1,764	3,698	10,217
Loss from operations	$(55,204)	$(286,393)	$(456,151)	$(686,289)
(1)Includes $0.2 million and $1.1 million in employer payroll taxes for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $4.3 million in employer payroll taxes for the nine months ended September 30, 2024 and 2023, respectively.
(2)For 2024, includes $47.9 million related to goodwill impairment. For the three months ended September 30, 2023, includes a $16.2 million impairment loss on lab equipment and a $96.2 million impairment loss on an operating lease right-of-use asset and related leasehold improvements associated with an exited Zymergen leased facility. For the nine months ended September 30, 2023, includes a $25.2 million impairment loss on lab equipment and a $96.2 million impairment loss on lease assets associated with the exited Zymergen leased facility.
(3)See Note 3, Restructuring, for composition of costs.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss, basic	$(56,403)	$(302,891)	$(439,495)	$(681,175)
Change in fair value of contingent consideration common shares liability	29	—	331	—
Net loss, diluted	$(56,432)	$(302,891)	$(439,826)	$(681,175)
Denominator:
Weighted average common shares outstanding, basic	52,240	48,770	51,244	48,330
Effect of dilutive securities:
Contingent consideration common shares	6	—	6	—
Weighted average common shares outstanding, diluted	52,246	48,770	51,250	48,330
Basic and diluted net loss per share	$(1.08)	$(6.21)	$(8.58)	$(14.09)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	As of September 30, 2024	As of September 30, 2023
Warrants to purchase Class A common stock (1)	51,825	51,825
Outstanding stock options	691	211
Unvested RSUs	4,078	4,219
Earnout shares (2)	3,796	3,808
Escrow shares (3)	26	—
	60,416	60,063
(1)In connection with the Company's merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, the Company assumed 34.5 million formerly publicly traded warrants (“Public Warrants”) and 17.3 million private placement warrants (the “Private Placement Warrants”), initially issued in connection with SRNG’s initial public offering. Each Warrant equals one-fortieth (1/40) of one share of Class A common stock (40 Warrants must be exercised for one share of Class A common stock).
(2)Represents earnout shares for which the service-based and/or market-based vesting conditions have not been satisfied.
(3)Represents restricted common stock issued in connection with asset acquisitions, held in escrow for indemnification purposes, and subject to forfeiture.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.
Significant related party transactions included in the condensed consolidated balance sheet are summarized below (in thousands):

	As of September 30, 2024	As of December 31, 2023
Deferred revenue, current and non-current:
Allonnia	$36,397	$36,062
Arcaea	28,413	33,066
BiomEdit	7,711	7,712
Genomatica	1,099	2,018
Motif FoodWorks	—	45,426
Ayana Bio	—	56
Other equity investees	—	139
	$73,620	$124,479
Significant related party transactions included in the condensed consolidated statement of operations and comprehensive loss are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cell Engineering revenue:
Motif FoodWorks	$45,426	$6,303	$45,445	$6,306
Allonnia	391	180	77	425
Genomatica	337	1,011	919	2,999
BiomEdit	268	632	70	2,410
Ayana Bio	237	326	687	961
Arcaea	—	—	4,653	5,669
Verb Biotics	—	70	—	588
Other equity investees	—	205	139	554
	$46,659	$8,727	$51,990	$19,912
Motif FoodWorks
In September 2018, the Company entered into (i) an Intellectual Property Contribution Agreement (“IPCA”) with Motif that granted Motif a license to certain of the Company’s intellectual property and (ii) a Technical Development Agreement (“TDA”) that established the terms under which the Company was to provide technical development services. In return for the Company's contribution of intellectual property and access to its platform, the Company received shares of common stock in Motif. The initial fair value of the common stock investment in Motif was $65.1 million, which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under the accounting for equity method investments.
The initial non-refundable fair value of the equity received, totaling $65.1 million and considered non-cash consideration under ASC 606, was accounted for as material rights under ASC 606. The material rights pertained to Motif's license rights for a set of ingredients that the parties intended to develop within the first two years. This amount was recorded as deferred revenue for the future license rights and recognizable as revenue as the Company performed qualifying services for Motif, or when such rights expire upon termination of the agreements. As of December 31, 2023, the Company had a remaining

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
deferred revenue balance of $45.4 million with Motif under this arrangement. Effective in August 2024, the Motif IPCA and the TDA agreements were mutually terminated with no adjustment to the original consideration. As a result, the Company has no further obligation to perform services for Motif and, accordingly, the remaining $45.4 million in deferred revenue under this arrangement has been recognized in full as revenue in the three and nine months ended September 30, 2024.
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
Motif FoodWorks, Inc.
Founded in 2018, Motif FoodWorks, Inc. (“Motif”) was formed to focus on the application of synthetic biology to reduce the reliance on animal products in the food industry. We entered into (i) an Intellectual Property Contribution Agreement (“IPCA”) with Motif that granted Motif a license to certain of the our intellectual property and (ii) a Technical Development Agreement (“TDA”) that established the terms under which the we provided technical development services. In return for our contribution of intellectual property and access to our platform, we received shares of common stock in Motif. The initial fair value of the common stock investment in Motif was $65.1 million, which has subsequently been reduced to a carrying value of zero as a result of the allocation of losses under the accounting for equity method investments.
The initial non-refundable fair value of the equity received, totaling $65.1 million and considered non-cash consideration under ASC 606, was accounted for as material rights under ASC 606. The material rights pertained to Motif's license rights for a set of ingredients that Motif intended for us to develop within the first two years. This amount was recorded as deferred revenue for the future license rights and recognizable as revenue as we performed qualifying services for Motif, or when such rights expire upon termination of the agreements. As of December 31, 2023, we had a remaining deferred revenue balance of $45.4 million with Motif under this arrangement. Effective in August 2024, the Motif IPCA and the TDA agreements were mutually terminated with no adjustment to the original consideration. As a result, we have no further obligation to perform services for Motif and, accordingly, the remaining $45.4 million in deferred revenue under this arrangement has been recognized in full as revenue in the three and nine months ended September 30, 2024. We separately disclose all the non-cash portion of our revenue in the results of operations section below.
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
Structured Partnerships
Structured Partnerships allow Ginkgo to: (i) partner with early stage synthetic biology product companies to adopt our Foundry as their cell programming R&D platform, in which we offer flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities), in addition to downstream value share consideration (“Startup Structured Partnership”); and (ii) partner with existing entities with complementary assets for high potential synthetic biology applications in a large-scale, multi-program collaboration (“Legacy Structured Partnership”). In the three and nine months ended September 30, 2023, we entered into zero and six, respectively, Startup Structured Partnerships and received prepayments of service fees in the form of equity securities or convertible financial instruments totaling $17.0 million that is recognized as revenue over our period of performance. In the three and nine months ended September 30, 2024, we did not enter into any new Startup Structured Partnerships. Our Legacy Structured Partnerships are described below:
Genomatica, Inc.
Genomatica, Inc. (“Genomatica”) is a biotechnology company specializing in the development and manufacturing of intermediate and specialty chemicals from both sugar and alternative feedstocks. In 2016 and 2018, we acquired preferred stock in Genomatica with an aggregate investment value of $55.0 million in exchange for cash and committed R&D services. The carrying value of the investment was $7.0 million as of September 30, 2024, reflective of impairment losses recognized through that date.
Synlogic, Inc.
Synlogic, Inc. (“Synlogic”) is a publicly traded clinical-stage biopharmaceutical company focused on advancing drug discovery and development for synthetic biology-derived medicines. In 2019, we entered into several agreements with Synlogic whereby we purchased Synlogic common stock and warrants to purchase Synlogic common stock and agreed to provide R&D services to Synlogic. At inception, the fair value of Synlogic common stock and warrants was recorded at $35.8 million and $14.4 million, respectively. On February 8, 2024, Synlogic announced its decision to cease operations and evaluate strategic options for the company. Effective in the second quarter of 2024, we no longer provide R&D services to Synlogic. As of September 30, 2024, the fair value of Synlogic common stock and warrants was $0.6 million and $0.3 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM (1)
	2024	2023	2024	2023	2024
New Programs	11	21	38	55	61
Current Active Programs	136	116	162	139	169
Cumulative Programs	280	219	280	219	280
(1)Last twelve months ended September 30, 2024
New Programs
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
Cell Engineering Revenue
We generate Cell Engineering revenue through the execution of license and collaboration agreements whereby customers obtain license rights to our proprietary technology and intellectual property for use in the development and commercialization of engineered organisms and derived products. Under these agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) service fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and/or (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the periods presented.
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
Commencing in the second quarter of 2024, we announced changes in commercial terms applicable to some customer contracts, including new intellectual property terms in favor of customers and the removal of downstream value share from certain program types in many circumstances. Our end-to-end Cell Engineering solutions offering is expected to continue to maintain downstream value share.
In the third quarter of 2024, we launched several new customer offerings, including Ginkgo Datapoints, an artificial intelligence (AI) model application programming interface (API), and lab automation solutions. Ginkgo Datapoints' data generation products provide large, biological datasets for customers to train their AI models. Our model API provides users with access to both publicly available models and Ginkgo’s own protein sequence large language model (LLM) trained on Ginkgo’s proprietary datasets. Our lab automation solutions combines modular hardware, control software and managed support to provide customers the ability to automate their own lab workflows in house.
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
We expense R&D expenses as incurred. We experienced lower R&D costs in the third quarter of 2024 compared to the first two quarters of 2024 and comparable 2023 periods primarily resulting from our restructuring plan announced and commenced in the second quarter of 2024 as we rationalize our current development programs and prioritize our investments in our Foundry, Codebase, AI and new offerings. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
We experienced lower G&A costs in the third quarter of 2024 compared to the first two quarters of 2024 and comparable 2023 periods primarily resulting from our restructuring plan announced and commenced in the second quarter of 2024 as we commenced lowering our operational overhead. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.

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
Restructuring Charges
Restructuring charges are related to our restructuring plan, which was announced and initiated in the second quarter of 2024. These charges primarily consist of severance and other employee termination costs from a reduction in force that commenced in June 2024, as well as the impairment of a right-of-use asset due to facilities consolidation, including sublease of certain facilities.
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
Loss on Deconsolidation of Subsidiary
Loss on deconsolidation of subsidiary pertains to our deconsolidation of our former foreign subsidiary Altar SAS (“Altar”) in the third quarter of 2024 as a result of a sale.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table presents the result of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Cell Engineering revenue	$75,089	$37,176	$37,913	$139,183	$116,555	$22,628
Biosecurity revenue:
Product	—	6,495	(6,495)	—	28,949	(28,949)
Service	13,957	11,759	2,198	44,013	71,196	(27,183)
Total revenue	89,046	55,430	33,616	183,196	216,700	(33,504)
Costs and operating expenses:
Cost of Biosecurity product revenue	—	906	(906)	—	7,481	(7,481)
Cost of Biosecurity service revenue	9,987	6,017	3,970	30,996	39,913	(8,917)
Cost of other revenue	2,016	—	2,016	3,930	—	3,930
Research and development (1)	77,006	156,662	(79,656)	347,684	463,583	(115,899)
General and administrative (1)	52,292	82,028	(29,736)	188,864	295,802	(106,938)
Impairment of lease assets	—	96,210	(96,210)	—	96,210	(96,210)
Goodwill impairment	—	—	—	47,858	—	47,858
Restructuring charges	2,949	—	2,949	20,015	—	20,015
Total operating expenses	144,250	341,823	(197,573)	639,347	902,989	(263,642)
Loss from operations	(55,204)	(286,393)	231,189	(456,151)	(686,289)	230,138
Other income (expense):
Interest income, net	9,251	15,020	(5,769)	31,275	43,914	(12,639)
Loss on equity method investments	—	—	—	—	(1,516)	1,516
Loss on investments	(6,912)	(36,324)	29,412	(16,282)	(44,815)	28,533
Loss on deconsolidation of subsidiary	(7,013)	—	(7,013)	(7,013)	—	(7,013)
Change in fair value of warrant liabilities	1,528	1,891	(363)	5,701	(1,387)	7,088
Other income, net	1,572	2,893	(1,321)	2,821	9,045	(6,224)
Total other income (expense)	(1,574)	(16,520)	14,946	16,502	5,241	11,261
Loss before income taxes	(56,778)	(302,913)	246,135	(439,649)	(681,048)	241,399
Income tax expense (benefit)	(375)	(22)	(353)	(154)	127	(281)
Net loss	$(56,403)	$(302,891)	$246,488	$(439,495)	$(681,175)	$241,680
(1)The following table presents the allocation of stock-based compensation expense, inclusive of employer payroll taxes. Stock-based compensation expense during the three months ended September 30, 2024, was partially offset by a $10.9 million expense reversal resulting from the forfeiture of RSUs related to our restructuring plan. Of the total reversal, $8.8 million was recorded to research and development expenses and $2.1 million was recorded to general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$3,214	$33,976	$48,028	$122,086
General and administrative	10,799	19,671	46,608	69,238
Total	$14,013	$53,647	$94,636	$191,324
Cell Engineering Revenue
Cell Engineering revenue increased by $37.9 million and $22.6 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily attributable to the progress of Current Active Programs with existing and new customers, including the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in the third quarter of 2024. Additionally, revenue increased due to the launch of New Programs and was partially offset by the completion of certain programs.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration increased from $16.9 million in the three months ended September 30, 2023 to $48.0 million in the three months ended September 30, 2024, and from $46.6 million in the nine months ended September 30, 2023 to $60.1 million in the nine months ended September 30, 2024. The increase was due to the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in the third quarter of 2024, partially offset by lower non-cash revenue from other customers.
In the three months ended September 30, 2024, 11 New Programs commenced, compared to 21 New Programs in the same period in 2023. The number of Current Active Programs rose to 136, compared to 116 in the prior year period. Cumulative Programs increased to 280 from 219 over the same period. Additionally, the number of customers grew to 81, up from 76 in the prior year period.
In the nine months ended September 30, 2024, 38 New Programs commenced, compared to 55 New Programs in the same period in 2023. The number of Current Active Programs rose to 162, compared to 139 in the prior year period. Cumulative Programs increased to 280 from 219 over the same period. Additionally, the number of customers grew to 91, up from 84 in the prior year period.
While the majority of Cell Engineering revenue today is made up of service fees, as we increase Cumulative Programs and to the extent our customers successfully commercialize products built on our platform, downstream value share is expected to comprise a larger proportion of Cell Engineering revenue. Downstream value share in the form of equity interest appreciation is not recognized as revenue but is expected to contribute to future cash flows upon liquidation of these equity interests, the amount and timing of which is inherently unpredictable. The initial fair market value of the equity interests received may also decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized.
Biosecurity Revenue
Biosecurity revenue decreased $4.3 million in the three months ended September 30, 2024 compared to the same period in 2023 and was comprised of a decrease in product revenue of $6.5 million offset by an increase in service revenue of $2.2 million.
Biosecurity revenue decreased $56.1 million in the nine months ended September 30, 2024 compared to the same period in 2023 and was comprised of a decrease in product revenue of $28.9 million and a decrease in service revenue of $27.2 million.
The decreases in revenue between periods is attributable to the end of our COVID-19 testing in schools in the third quarter of 2023, partially offset by new expanded offerings of biomonitoring and bioinformatic support services in the 2024 periods.

Since the end of the COVID-19 public health emergency in May 2023, we shifted our Biosecurity business focus to developing scalable biosecurity infrastructure and delivering global surveillance programs and analytics services. Biosecurity revenue in the nine months ended September 30, 2024 was comprised of our expanded offerings of biomonitoring and bioinformatic support services. Through our partnerships, we operate programs for collections, testing, sequencing, and insights delivery on pathogen samples in different countries.
Cost of Biosecurity Product and Service Revenue
Cost of Biosecurity product and service revenue increased $3.1 million in the three months ended September 30, 2024 compared to the same period in 2023. The increase was driven by growth in our expanded offerings of biomonitoring and bioinformatic support services since the conclusion of our COVID-19 testing in schools in the third quarter of 2023.
Cost of Biosecurity product and service revenue decreased $16.4 million in the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was driven by the end of our COVID-19 testing in schools in the third quarter of 2023 and the transition of our Biosecurity business to global surveillance programs and analytic services.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Our research personnel costs, including stock-based compensation, is our largest expense, aggregating $31.2 million and $152.5 million for the three and nine months ended September 30, 2024, respectively, and $70.5 million and $239.8 million for the three and nine months ended September 30, 2023, respectively. We also acquired and expensed in-process research and development through the issuance of our equity, aggregating $19.8 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services and routine costs and fees.
Research and development expenses decreased by $79.7 million in the three months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily due to a reduction in stock-based compensation expense of $29.7 million (inclusive of employer payroll taxes) and the deconsolidation of our former subsidiary, Zymergen Inc. (“Zymergen”), in the fourth quarter of 2023 ($20.5 million). Additionally, there were decreases in lab equipment impairment of $12.3 million, personnel-related compensation and benefits expense of $4.8 million, software and technology expense of $2.9 million, professional fees of $2.8 million, and laboratory supplies of $1.4 million.
Research and development expenses decreased by $115.9 million in the nine months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily due to a reduction in stock-based compensation expense of $70.4 million (inclusive of employer payroll taxes) and the deconsolidation of Zymergen ($50.5 million). Additionally, there were decreases in professional fees of $11.4 million, lab equipment impairment of $12.3 million, and temporary labor and contractors of $2.2 million. These decreases were partially offset by an increase in acquired in-process research and development costs of $15.9 million, rent and related facilities costs of $11.4 million, software and technology expense of $6.0 million, laboratory supplies of $3.3 million, and outside service costs of $3.1 million. Increases in research and development expenses supported the growth of Cell Engineering capabilities prior to the commencement of the restructuring.
General and Administrative Expenses
General and administrative expenses decreased $29.7 million in the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the deconsolidation of Zymergen ($17.4 million) and a reduction in stock-based compensation expense of $8.7 million (inclusive of employer payroll taxes). Additionally, there were decreases in professional fees of $8.8 million and temporary labor and contractors of $2.4 million. These decreases were partially offset by an increase in rent and related facilities costs of $8.3 million from a new facility lease that commenced in the second quarter of 2024.
General and administrative expenses decreased $106.9 million in the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to the deconsolidation of Zymergen ($72.8 million) and a reduction in stock-based compensation expense of $20.7 million (inclusive of employer payroll taxes). Additionally, there were decreases in professional fees of $22.7 million and the change in fair value of contingent consideration liabilities resulting from acquisitions of $6.5 million, partially offset by an increase in personnel-related compensation and benefits expense of $11.0 million and rent and related facilities costs of $8.3 million from a new facility lease that commenced in the second quarter of 2024.
Impairment of Lease Assets
In the three and nine months ended September 30, 2023, we recognized an impairment loss of $96.2 million related to a right-of-use asset and the associated leasehold improvements for an exited Zymergen leased facility. During the third quarter of 2023, Zymergen ceased use of and vacated the leased space, which triggered an impairment analysis and resulted in a write-down of the carrying value of the assets to their estimated fair value.
Goodwill Impairment
During the nine months ended September 30, 2024, we recorded goodwill impairment expense of $47.9 million related to our Cell Engineering reporting unit, further discussed within “Critical Accounting Estimates” below.
Restructuring Charges
During the three and nine months ended September 30, 2024, we incurred restructuring charges of $2.9 million and $20.0 million, respectively, in connection with our restructuring plan announced and commenced in the second quarter of 2024, primarily in the Cell Engineering segment. These charges primarily consisted of employee termination costs from the reduction in force commenced in June 2024 and the impairment of a right-of-use asset relating to facilities consolidation. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net decreased $5.8 million and $12.6 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to lower average cash balances in interest bearing accounts.
Loss on Equity Method Investments
Loss on equity method investments was zero and $1.5 million for the three and nine months ended September 30, 2023, respectively. No loss on equity method investments was recognized in 2024.
In the nine months ended September 30, 2023, we recorded a $1.5 million loss on our equity method investment in BiomEdit, representing our share of the investee’s losses under the HLBV method and the fair value of the additional equity we received in BiomEdit of $1.1 million in the first half of 2023, which was reduced to zero during the period as a result of the application of the HLBV method.
Under the HLBV method, we absorb losses as a common unit holder prior to preferred unit holders due to a substantive profit-sharing agreement where the preferred unit holders receive preferential distribution rights. Because we have no commitment to fund the losses of our equity method investees, no further losses on these investments were recognized during the periods presented.
Loss on Investments
Loss on investments was $6.9 million and $36.3 million for the three months ended September 30, 2024 and 2023, respectively, and $16.3 million and $44.8 million for the nine months ended September 30, 2024 and 2023, respectively. In the 2023 periods, we recorded higher impairment losses on our non-marketable equity securities compared to the comparable 2024 periods.
Loss on Deconsolidation of Subsidiary
In the third quarter of 2024, we recorded a $7.0 million loss on our deconsolidation of our former foreign subsidiary Altar as a result of a sale.

Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was a gain of $1.5 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and a gain of $5.7 million and a loss of $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. The change in fair value of warrant liabilities is primarily driven by fluctuations in the value of our common stock. Increases or decreases in the value of our common stock result in a loss or gain, respectively, in the fair value of warrant liabilities.
Other Income, Net
Other income, net decreased by $1.3 million and $6.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to a decrease in sublease rent income as a result of the deconsolidation of Zymergen.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss (1)	$(56,403)	$(302,891)	$(439,495)	$(681,175)
Interest income, net	(9,251)	(15,020)	(31,275)	(43,914)
Income tax expense (benefit)	(375)	(22)	(154)	127
Depreciation and amortization	17,171	21,060	47,368	57,670
EBITDA	(48,858)	(296,873)	(423,556)	(667,292)
Stock-based compensation (2)	14,013	53,647	94,636	191,324
Impairment expense (3)	—	112,403	47,858	121,404
Restructuring charges (4)	2,949	—	20,015	—
Merger and acquisition related expenses (5)	(796)	12,253	6,110	43,127
Loss on equity method investments	—	—	—	1,516
Loss on investments	6,912	36,324	16,282	44,815
Loss on deconsolidation of subsidiary	7,013	—	7,013	—
Change in fair value of warrant liabilities	(1,528)	(1,891)	(5,701)	1,387
Change in fair value of convertible notes	281	317	1,127	121
Adjusted EBITDA (1)	$(20,014)	$(83,820)	$(236,216)	$(263,598)
(1)All periods include non-cash revenue when earned, including $45.4 million in the three and nine months ended September 30, 2024, recognized pursuant to the termination of revenue contracts with Motif (see Note 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(2)Includes $0.2 million and $1.1 million in employer payroll taxes for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $4.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)For 2024, includes $47.9 million related to goodwill impairment. For the three months ended September 30, 2023, includes a $16.2 million impairment loss on lab equipment and a $96.2 million impairment loss on an operating lease right-of-use asset and related leasehold improvements associated with an exited Zymergen leased facility. For the nine months ended September 30, 2023, includes a $25.2 million impairment loss on lab equipment and a $96.2 million impairment loss on lease assets associated with the exited Zymergen leased facility.
(4)Restructuring charges consist of employee termination costs from the reduction in force commenced in June 2024, as well as the impairment of a right-of-use asset relating to facilities consolidation.
(5)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs, net of insurance recovery. Not included in this adjustment are non-cash charges for acquired in-process research and development expenses, which totaled $19.8 million and $4.0 million in the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
On August 19, 2024, with the approval of our board of directors and shareholders, we effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein have been retrospectively adjusted to reflect the reverse stock split.
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1,509.6 million, inclusive of $760.0 million from investments from certain accredited investors for 1.9 million shares of our Class A common stock. As of September 30, 2024, we had cash and cash equivalents of $616.2 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
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
•potentially acquire and integrate companies, assets or intellectual property that advance our company objectives;
•maintain, expand, and protect our intellectual property; and
•continue our restructuring actions.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in:
Operating activities	$(277,150)	$(237,669)
Investing activities	(49,151)	(34,019)
Financing activities	(1,536)	(2,584)
Effect of exchange rate changes	(208)	(690)
Net decrease in cash, cash equivalents and restricted cash	$(328,045)	$(274,962)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 consisted of a net loss of $439.5 million, adjusted for a net decrease in cash due to changes in operating assets and liabilities of $91.8 million and non-cash charges of $254.2 million. The net change in operating assets and liabilities was primarily driven by a $31.1 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to the payment or release of restructuring-related accruals and litigation costs, a $67.8 million decrease in deferred revenue primarily from a one-time release of a deferred revenue balance associated with a terminated customer contract, and a $11.4 million decrease in operating lease liabilities from rent payments, partially offset by a $19.2 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $47.4 million in depreciation and amortization, $91.8 million in stock-based compensation expense, $16.3 million loss on investments, $20.6 million non-cash lease expense, $19.8 million in acquired in-process research and development expense, and $47.9 million in goodwill impairment.

Net cash used in operating activities for the nine months ended September 30, 2023 consisted of a net loss of $681.2 million, adjusted for a net increase in cash due to changes in operating assets and liabilities of $12.2 million and non-cash charges of $455.7 million. The net change in operating assets and liabilities was primarily driven by a $21.2 million decrease in accounts receivable, a $13.6 million decrease in prepaid expenses and other current assets, and a $9.3 million decrease in operating lease right-of-use assets due to lease incentives received, partially offset by a $29.4 million decrease in deferred revenue and a $18.3 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $57.7 million in depreciation and amortization, $187.0 million in stock-based compensation, $46.3 million loss on investments including equity method investments, $10.2 million loss from the change in fair value of contingent consideration liabilities, $24.6 million in non-cash lease expense, and $121.4 million in impairments of long-lived assets.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $48.8 million in purchases of property and equipment related to Foundry capacity and capability investments, $5.4 million paid for the acquisition of certain Zymergen assets, and $4.0 million in proceeds from the sale of investment securities.
Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $37.4 million in purchases of property and equipment related to Foundry capacity and capability investments and $3.0 million in proceeds from sale of equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 primarily consisted of principal payments on finance leases and payments of contingent consideration related to business acquisitions.

Net cash used in financing activities for the nine months ended September 30, 2023 primarily consisted of principal payments on finance leases and payment of contingent consideration related to a business acquisition.
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
During the nine months ended September 30, 2024, due to a sustained decrease in the market price of our Class A common stock and market capitalization, we identified that a possible indicator of impairment was present as of June 30, 2024. As such, we completed a quantitative impairment test related to our Cell Engineering reporting unit. To conduct the impairment test of goodwill, the estimated fair value of the reporting unit was compared to its carrying value. The estimated fair value of the Cell Engineering reporting unit was determined using a weighted approach that considered a discounted cash flow (“DCF”) model under the income approach and the guideline public company (“GPC”) method under the market approach. Inputs used in the DCF model included the projected future operating results of the reporting unit and the applicable discount rate, while inputs used in the GPC method consisted of a revenue multiple. The projected future operating results were based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The revenue multiple was based on the GPC method using comparable publicly traded company multiples of revenue for a group of benchmark companies. The DCF method was weighted 75% and the GPC 25%. We reconciled the resulting fair value of the reporting unit to our market capitalization to corroborate the fair value estimate used in the impairment test.
The interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. As a result, we fully impaired goodwill and recorded an impairment loss of $47.9 million for nine months ended September 30, 2024.

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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation (loss) gain was $0.5 million and $(1.6) million for the three months ended September 30, 2024 and 2023, respectively, and $(2.7) million and $(0.3) million for the nine months ended September 30, 2024 and 2023, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign vendors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the material weakness previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 is still present as of September 30, 2024. Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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
As previously announced on May 9, 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Board of Directors, approved a restructuring plan, including a reduction in labor expenses and a planned consolidation and sublease of certain facilities. Initial workforce reductions commenced in June 2024 and continued into the third quarter, with further reductions expected in the fourth quarter of 2024 and into 2025. All reductions are expected to be substantially completed in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused facilities, and has taken or plans to take other related measures. While the Company aims to complete the majority of its facility consolidation actions in 2025, the actual timing may vary, especially for subleasing unused or underutilized facilities, which may extend beyond 2025 or may not occur prior to termination of such leases, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material. The Company currently estimates the costs for the reduction in force to range from $18.0 million to $22.0 million primarily in the Cell Engineering segment and consist of one-time cash severance and related costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 5, 2024 and September 23, 2024, we issued a total of 689,550 shares of our Class A common stock to certain former equity holders of FGen AG, valued at approximately $5.4 million, in connection with the achievement of certain milestones, in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on August 19, 2024).

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

Ginkgo Bioworks Holdings, Inc.

Date: November 12, 2024	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2024	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Accounting Officer (Principal Accounting Officer)