Form 10-Q
period 2025-03-31
Ginkgo Bioworks Holdings, Inc.
filed 2025-05-06
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of April 30, 2025, the registrant had 46,344,630 shares of Class A common stock, 9,187,247 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

Cautionary Note Regarding Forward Looking Statements
This report includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Ginkgo Bioworks Holdings, Inc. (“Ginkgo” or the “Company”). These statements are based on the beliefs and assumptions of the management of Ginkgo. Although Ginkgo believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Ginkgo cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•Ginkgo’s ability to raise additional capital in the future
•factors relating to the business, operations and financial performance of Ginkgo, including:
◦Ginkgo’s ability to develop and expand its offerings;
◦the performance and output of Ginkgo’s cell engineering and biosecurity offerings;
◦the anticipated growth of Ginkgo’s biomonitoring and bioinformatics services and the relative value of the services on Ginkgo’s future Biosecurity revenue;
◦the scope and timing of Ginkgo’s partnerships around the world;
◦Ginkgo’s ability to effectively manage its organizational changes, including its restructuring actions and facility consolidations commenced in 2024, and related impacts on Ginkgo’s financial performance;
◦Ginkgo’s exposure to the volatility and liquidity risks inherent in holding equity or convertible debt interests in certain of its customers;
◦Ginkgo’s expectations regarding research and development (“R&D”), general and administrative (“G&A”) and restructuring expenses;
◦the potential acquisition and integration of companies, assets or intellectual property that advance Ginkgo’s objectives; and
◦costs required to maintain, expand and protect Ginkgo’s intellectual property.

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
•rapidly changing technology and extensive competition in the synthetic biology industry that could make the products and processes Ginkgo is developing obsolete or non-competitive unless it continues to collaborate on the development of new and improved products and processes and pursue new market opportunities;
•Ginkgo’s ability to convert potential customers from “on prem” research and development (“R&D”) to outsourced services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing processes that Ginkgo develops and Ginkgo’s ability to accurately predict customer demand, including with respect to the data we access and hold;
i

•Ginkgo’s ability to comply with laws and regulations applicable to its business;
•market conditions and global and economic factors beyond Ginkgo’s control, including initiatives undertaken by the U.S. government in the biotechnology sector, the frequency and scale of biological risks and threats, and the future potential and commercial applications of artificial intelligence (“AI”) and the biotechnology sector;
•the success of Ginkgo’s programs, including the growing efficiency and cost-advantage of cell engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value share in the form of potential future milestone payments, royalties, and/or equity consideration; and
•other factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 25, 2025 (“2024 Annual Report”).
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in the 2024 Annual Report and elsewhere in this report, which are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$312,420	$561,572
Marketable securities	204,502	—
Accounts receivable, net	26,293	21,857
Accounts receivable - related parties	877	586
Prepaid expenses and other current assets	20,442	18,729
Total current assets	564,534	602,744
Property, plant and equipment, net	197,828	203,720
Operating lease right-of-use assets	383,394	394,435
Investments	32,173	48,704
Intangible assets, net	68,756	72,510
Other non-current assets	46,778	55,336
Total assets	$1,293,463	$1,377,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,267	$14,169
Deferred revenue (includes $391 and $795 from related parties)	33,653	27,710
Accrued expenses and other current liabilities	70,747	65,387
Total current liabilities	115,667	107,266
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,786 and $72,260 from related parties)	80,378	98,783
Operating lease liabilities, non-current	434,561	438,766
Other non-current liabilities	15,430	16,576
Total liabilities	646,036	661,391
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	5	5
Additional paid-in capital	6,576,786	6,555,416
Accumulated deficit	(5,928,514)	(5,837,557)
Accumulated other comprehensive loss	(850)	(1,806)
Total stockholders’ equity	647,427	716,058
Total liabilities and stockholders’ equity	$1,293,463	$1,377,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Cell Engineering revenue (1)	$38,230	$27,889
Biosecurity revenue	10,088	10,055
Total revenue	48,318	37,944
Costs and operating expenses:
Cost of Biosecurity revenue	7,957	9,202
Cost of other revenue	4,090	—
Research and development	70,923	136,457
General and administrative	49,043	70,287
Restructuring charges	5,273	—
Total operating expenses	137,286	215,946
Loss from operations	(88,968)	(178,002)
Other income (expense):
Interest income, net	6,081	11,711
Loss on investments	(3,693)	(2,544)
Change in fair value of warrant liabilities	—	940
Other income (expense), net	(4,289)	2,015
Total other income (expense)	(1,901)	12,122
Loss before income taxes	(90,869)	(165,880)
Income tax expense	88	31
Net loss	$(90,957)	$(165,911)
Net loss per share:
Basic	$(1.68)	$(3.31)
Diluted	$(1.68)	$(3.32)
Weighted average common shares outstanding:
Basic	54,241,619	50,111,460
Diluted	54,241,619	50,133,366
Comprehensive loss:
Net loss	$(90,957)	$(165,911)
Other comprehensive (loss) income:
Foreign currency translation adjustment	849	(3,035)
Unrealized gains on available-for-sale securities	107	—
Total other comprehensive (loss) income	956	(3,035)
Comprehensive loss	$(90,001)	$(168,946)
(1)Includes related party revenue of $8,098 and $733 for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2023	50,032,873	$5	$6,386,191	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	454,756	—	529	—	—	529
Settlement of contingent consideration	24,657	—	1,877	—	—	1,877
Issuance of common stock for asset acquisitions	328,321	—	15,876	—	—	15,876
Stock-based compensation expense	—	—	40,782	—	—	40,782
Other comprehensive loss	—	—	—	—	(3,035)	(3,035)
Net loss	—	—	—	(165,911)	—	(165,911)
Balance as of March 31, 2024	50,840,607	$5	$6,445,255	$(5,456,439)	$(1,551)	$987,270

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2024	54,365,785	$5	$6,555,416	$(5,837,557)	$(1,806)	$716,058
Issuance of common stock upon exercise or vesting of equity awards	332,461	—	—	—	—	—
Release of 18,265 common shares from escrow related to acquisition	—	—	939	—	—	939
Stock-based compensation expense	—	—	20,431	—	—	20,431
Other comprehensive income	—	—	—	—	956	956
Net loss	—	—	—	(90,957)	—	(90,957)
Balance as of March 31, 2025	54,698,246	$5	$6,576,786	$(5,928,514)	$(850)	$647,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(90,957)	$(165,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,366	12,869
Stock-based compensation	20,431	40,782
Loss on investments	3,693	2,544
Change in fair value of notes receivable	5,285	—
Change in fair value of warrant liabilities	—	(940)
Change in fair value of contingent consideration	(1,302)	(926)
Non-cash lease expense	7,379	5,637
Non-cash in-process research and development	—	16,816
Other non-cash activity	149	(442)
Changes in operating assets and liabilities:
Accounts receivable ($(291) and $372 from related parties)	(4,693)	(6,770)
Prepaid expenses and other current assets	462	1,154
Operating lease right-of-use assets	3,675	—
Other non-current assets	(167)	(707)
Accounts payable, accrued expenses and other current liabilities	6,419	10,871
Deferred revenue, current and non-current ($(7,878) and $(223) from related parties)	(12,471)	(2,912)
Operating lease liabilities, current and non-current	(4,790)	(4,097)
Other non-current liabilities	—	2,773
Net cash used in operating activities	(51,521)	(89,259)
Cash flows from investing activities:
Purchases of marketable debt securities	(191,182)	—
Purchases of property and equipment	(7,622)	(6,710)
Business acquisition	—	(5,400)
Other	120	—
Net cash used in investing activities	(198,684)	(12,110)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	70
Principal payments on finance leases	(207)	(294)
Contingent consideration payment	—	(621)
Net cash used in financing activities	(207)	(845)
Effect of foreign exchange rates on cash and cash equivalents	74	(157)
Net decrease in cash, cash equivalents and restricted cash	(250,338)	(102,371)

Cash and cash equivalents, beginning of period	561,572	944,073
Restricted cash, beginning of period	44,171	45,511
Cash, cash equivalents and restricted cash, beginning of period	605,743	989,584

Cash and cash equivalents, end of period	312,420	840,440
Restricted cash, end of period	42,985	46,773
Cash, cash equivalents and restricted cash, end of period	$355,405	$887,213

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
The Company’s biosecurity business (“Biosecurity”) consists of the Company’s biomonitoring and bioinformatics support services, offered to both government and non-government customers through the Company's two core offerings: Canopy and Horizon, which provide services to government and commercial customers working to identify, monitor, prevent, mitigate, and ultimately protect humanity from biological threats.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed disclosures which would normally be included with annual financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the 2024 Annual Report. Interim results are not necessarily indicative of results for a full year.
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
Significant Accounting Policies
Other than as noted below, there have been no new or material changes to the Company’s significant accounting policies during the three months ended March 31, 2025 as compared to the significant accounting policies described in Note 2 to the Company’s 2024 consolidated financial statements included in the 2024 Annual Report.
Marketable Securities
Beginning in the three months ended March 31, 2025, the Company began investing its excess cash in marketable debt securities. All debt securities are classified as available-for-sale at the time of purchase. Available-for-sale debt securities, including those with maturities extending beyond one year, are classified as current assets on the balance sheet due to their highly liquid nature and because they are considered available for use in current operations. Debt securities that are highly liquid and have original maturities of three months or less at the time of acquisition are classified as cash equivalents on the

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
condensed consolidated balance sheet. The Company considers securities to be highly liquid if they can be readily converted to cash with an insignificant risk of changes in value, typically due to active markets and high credit quality.
Unrealized gains and losses on available-for-sale marketable debt securities that are not related to credit losses are included in other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive loss. Amortization of premium or accretion of discount, along with interest income earned on debt securities, is included in interest income, net. Realized gains and losses, if any, are included in other income (expense), net, and the cost of securities sold is determined using the specific-identification method.
As of the balance sheet date, the Company evaluates its debt securities in an unrealized loss position to determine the extent of the loss, if any, that is attributable to expected credit losses. Expected credit losses on debt securities are recorded as an allowance on the balance sheet, with an offsetting amount recognized in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. To date, the Company has not recorded any credit losses on its marketable debt securities.
Marketable securities also includes equity securities of publicly-traded companies that are considered to be available for use in current operations. Equity securities of publicly-traded companies that are not considered to be available for use in current operations are presented within investments on the condensed consolidated balance sheet.
Recently Issued Accounting Pronouncements
There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed within Note 2 to the Company’s 2024 consolidated financial statements included in the 2024 Annual Report.
2. Acquisitions
On October 3, 2023, and in connection with the bankruptcy filing of the Company’s former subsidiary, Zymergen (the “Zymergen Bankruptcy”), the Company entered into an asset purchase agreement with Zymergen (the “Zymergen APA”) as the stalking horse bidder under Section 363 of the U.S. Bankruptcy Code to acquire exclusive rights to substantially all of Zymergen’s intellectual property assets and certain other assets.
On January 18, 2024, the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, and on February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805 and was not material to the Company’s consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material for the three months ended March 31, 2024.
In the three months ended March 31, 2024, the Company issued 328,321 shares of Class A common stock to acquire certain assets, which did not meet the definition of a business for accounting purposes. The assets acquired consisted of intellectual property with an aggregate estimated fair value of $16.9 million, all of which was expensed as in-process research and development in the accompanying condensed consolidated statements of operations and comprehensive loss during the period, as the assets did not have an alternative use.

3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Board of Directors, approved and commenced a restructuring plan. This plan includes a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and continued through March 31, 2025, with further reductions expected for the remainder of 2025. All workforce reductions are expected to be substantially completed

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities, and has taken or plans to take other related measures, such as the sale of its subsidiary, Altar SAS, in the third quarter of 2024. While the Company has substantially completed the majority of its facility consolidation actions with excess space available for sublease, the actual timing for subleasing unused or underutilized facilities may extend beyond 2025 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.

The costs for the reduction in force are expected to range from $24.0 million to $26.0 million primarily in the Cell Engineering segment and consist of cash severance and related costs. The employee termination costs are recognized as of the communication date to employees, given (i) the Company instituted a one-time employee termination benefit related to its restructuring, and (ii) the employees will not be retained to render service beyond a minimum retention period. The Company is currently unable to estimate the costs associated with consolidating its facilities. These costs may include, but are not limited to, losses on subleases, contract terminations, asset impairments, sale or disposal of equipment or other long-lived assets, and related costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional charges may be incurred as the Company progresses its restructuring plan and such charges could be material.
During the three months ended March 31, 2025, the Company incurred $5.3 million of employee termination benefits and other costs, which are recorded as “Restructuring charges” in the condensed consolidated statements of operations and comprehensive loss.
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2024	$2,854
Expenses incurred	5,273
Cash payments	(3,772)
Liability balance at March 31, 2025	$4,355
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$135,564	$135,564	$—	$—
Commercial paper	39,526	—	39,526	—
U.S. Treasury securities	115,640	115,640	—	—
Corporate bonds	1,417	—	1,417	—
Marketable securities:
Commercial paper	23,462	—	23,462	—
U.S. Treasury securities	99,064	99,064	—	—
Corporate bonds	69,138	—	69,138	—
Marketable equity securities (1)	12,838	12,838	—	—
Investments:
Synlogic, Inc. warrants (2)	211	—	211	—
Marketable equity securities	2,899	2,899	—	—
Other non-current assets:
Notes receivable	8,901	—	—	8,901
Total assets	$508,660	$366,005	$133,754	$8,901
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	3,182	—	—	3,182
Total liabilities	$8,620	$—	$—	$8,620

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$521,457	$521,457	$—	$—
Investments:
Synlogic, Inc. warrants (2)	238	—	238	—
Marketable equity securities	17,559	17,559	—	—
Other non-current assets:
Notes receivable	14,170	—	12,327	1,843
Total assets	$553,424	$539,016	$12,565	$1,843
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	4,484	—	—	4,484
Total liabilities	$9,922	$—	$—	$9,922

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)These securities were previously reported within investments on the condensed consolidated balance sheet and, as of March 31, 2025, are classified as current assets, as they are considered to be available for use in current operations.
(2)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. During the three months ended March 31, 2024, transfers from Level 2 to Level 1 occurred due to the lapse of regulatory sales restrictions on marketable equity securities. There were no other transfers between Levels 1, 2, or 3 during the three months ended March 31, 2025 or 2024.
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the three months ended March 31 (in thousands):

	Notes Receivable	Private Placement Warrants	Contingent Consideration
Balance at January 1, 2025	$1,843	$—	$9,922
Additions	75	—	—
Change in fair value	50	—	(1,302)
Settlements and payments	(50)	—	—
Transfers into Level 3	6,983	—	—
Balance at March 31, 2025	$8,901	$—	$8,620

Balance at January 1, 2024	$14,129	$1,846	$24,273
Additions	50	—	—
Change in fair value	961	(309)	(926)
Settlements and payments	—	—	(2,753)
Balance at March 31, 2024	$15,140	$1,537	$20,594
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, under which changes in fair value are recorded in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.
The Company holds a senior secured note in the original principal amount of $11.8 million issued by Bolt Threads, Inc., which bears interest at 12% per annum, is due December 31, 2027, and is included in other non-current assets at its estimated fair value.
As of March 31, 2025, the Company used a discounted cash flow model to estimate the fair value of the senior secured note, incorporating significant unobservable inputs such as the recovery rate and a risk-adjusted discount rate. These inputs reflect the Company’s own assumptions and, therefore, represent a Level 3 measurement within the fair value hierarchy.
As of December 31, 2024, the Company used the yield method to value the senior secured note. Under this method, the estimated future cash flows, consisting of principal and interest payments, are discounted to present value using an applicable market yield or discount rate. The market yield is determined using a corporate bond yield curve corresponding to the issuer’s credit rating category and is considered an observable market input, representing a Level 2 measurement within the fair value hierarchy. Increases or decreases in the market yield or discount rate would result in a decrease or increase, respectively, in the fair value measurement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company also holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of March 31, 2025 and December 31, 2024 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of approximately one year. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement.
As of March 31, 2025, the Company’s notes receivable had an unpaid principal balance of $24.9 million and a fair value of $8.9 million, compared to an unpaid principal balance of $25.1 million and a fair value of $14.2 million as of December 31, 2024.
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company can settle a majority of its contingent consideration liabilities in cash or shares of Class A common stock at the Company’s election with the remainder payable in cash. During the three months ended March 31, 2024, the Company settled $2.8 million in contingent consideration liabilities through payment of $0.9 million in cash and vesting of 31,127 shares of restricted stock valued at $1.9 million. No contingent consideration was settled during the three months ended March 31, 2025.
The fair value of contingent consideration related to earnout payments from acquisitions was estimated using unobservable (Level 3) inputs as illustrated in the table below. The fair value of contingent consideration related to restricted stock was estimated using the quoted price of Ginkgo’s Class A common stock, an estimate of the number of shares expected to vest, probability of vesting, and a discount rate. Material increases or decreases in these inputs could result in a higher or lower fair value measurement. Changes in the fair value of contingent consideration are recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			March 31, 2025	December 31, 2024
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 25%	5% - 50%
		Discount rate	11.7%	9.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments	2028 - 2031	2028 - 2031
		Discount rate	10.6%	10.6%
Nonrecurring Fair Value Measurements
The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and when observable price changes occur for identical or similar security of the same issuer.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2025, the Company recorded an impairment loss of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value.
During the three months ended March 31, 2024, the Company recorded impairment losses of $5.2 million related to Simple Agreements for Future Equity (“SAFEs”). Fair value was generally estimated using the scenario-based method, in which various payout scenarios were probability-weighted and discounted to present value. No impairment losses related to SAFEs were recorded during the three months ended March 31, 2025.
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$214,662	$46	$(4)	$214,704
Corporate bonds	70,501	59	(5)	70,555
Commercial paper	62,977	17	(6)	62,988
Marketable equity securities				12,838
Total cash equivalents and marketable securities	348,140	122	(15)	361,085
Less: cash equivalents	(156,591)	—	8	(156,583)
Marketable securities	$191,549	$122	$(7)	$204,502
The amortized cost and estimated fair value of marketable debt securities, including $156.6 million classified in cash and cash equivalents, are summarized below by contractual maturity dates (in thousands):

	As of March 31, 2025
	Amortized cost	Fair value
Due within one year	$315,836	$315,900
Due after one year through five years	32,304	32,347
6. Investments and Equity Method Investments
The Company has partnered with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb Biotics”), BiomEdit, Inc. (“BiomEdit”), and Ayana Bio, LLC (“Ayana Bio”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica, Inc. (“Genomatica”) and Synlogic, Inc. (“Synlogic”) (collectively, “Legacy Structured Partnerships”) with complementary assets for synthetic biology applications. The Company holds equity interests in these Platform Ventures and Legacy Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.
The Company accounts for its investments in Platform Ventures under the equity method. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
transactions for the identical or a similar security of the same issuer. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
The Company also holds investments in early-stage synthetic biology product companies via SAFEs. The Company entered into SAFEs in conjunction with a revenue contract with a customer under which the Company grants the customer a prepaid cell engineering services credit equal to the principal amount of the SAFE (the “Purchase Amount”), which may be used and drawn down as payment for the Company’s research and development services. The SAFEs will automatically convert into shares of preferred stock equal to the Purchase Amount divided by the discount price, which is calculated as the price per share sold in a qualified equity financing multiplied by a discount rate. The SAFEs also provide the Company with the right to future equity of the entity in a liquidation scenario or the cash-out amount in liquidation and dissolution scenarios or at the election of the SAFE issuer prior to an agreed outside date. The Company initially records SAFEs at fair value (see Note 4) and adjusts the carrying amount of the instrument at each reporting period for any impairments.
Investments consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
SAFEs	$16,689	$16,689
Non-marketable equity securities	12,374	14,218
Marketable equity securities	2,899	17,559
Synlogic warrants	211	238
Total	$32,173	$48,704
The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Impairment charges	$(1,844)	$(5,212)
Unrealized gains (losses) recognized on marketable equity securities and warrants	(1,849)	2,668
Total loss on investments	$(3,693)	$(2,544)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of March 31, 2025, including cumulative unrealized losses, were as follows (in thousands):

As of March 31, 2025
Total initial cost	$107,996
Impairment charges	(77,305)
Downward adjustments from observable price changes	(1,628)
Carrying value	$29,063
7. Variable Interest Entities
With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb Biotics, and Ayana Bio, the Company has concluded these entities represent variable interest entities (such entities, the “VIEs”). While the Company has board representation on certain of these entities and is involved in the ongoing development activities of these entities via its participation on such entities’ joint steering committees (“JSC”), the Company has concluded that it is not the primary beneficiary of these entities because: (i) the Company does not control the board of directors of any of the VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the VIEs.
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of March 31, 2025 and December 31, 2024, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 6 for additional details on the Company’s investments and equity method investments.
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$312,420	$840,440
Restricted cash included in prepaid expenses and other current assets (1)	7,943	3,328
Restricted cash included in other non-current assets (1)	35,042	43,445
Total cash, cash equivalents and restricted cash	$355,405	$887,213
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$96	$7,886
Common stock issued as settlement of contingent consideration liability	—	1,877
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Lab equipment	$148,815	$150,887
Leasehold improvements	140,407	135,964
Buildings and facilities	48,294	48,255
Construction in progress	1,453	1,984
Computer equipment and software	9,674	14,897
Furniture and fixtures	6,546	6,545
Land	6,060	6,060
Total property, plant and equipment	361,249	364,592
Less: Accumulated depreciation	(163,421)	(160,872)
Property, plant and equipment, net	$197,828	$203,720

Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of March 31, 2025:
Class A	10,500,000,000	45,955,211	43,075,350
Class B	4,500,000,000	9,193,344	8,622,896
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	58,148,555	54,698,246
Common stock as of December 31, 2024:
Class A	10,500,000,000	45,575,423	42,696,585
Class B	4,500,000,000	9,239,682	8,669,200
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	57,815,105	54,365,785

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
March 31, 2025:
Developed technology	$112,648	$(43,892)	$68,756	6.6
December 31, 2024:
Developed technology	$111,393	$(38,883)	$72,510	6.6
(1)Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.
Amortization expense was $4.7 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2025	$14,235
2026	18,980
2027	11,344
2028	2,717
2029	2,717
Thereafter	18,763
Total	$68,756
10. Commitments and Contingencies
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
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$8,993	$23,192
General and administrative	9,734	17,590
Cost of Biosecurity revenue	735	—
Cost of other revenue	969	—
Total	$20,431	$40,782

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2025, there were 2,319,438 shares and 224,083 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in Thousands)
Outstanding as of December 31, 2024	267,520	$25.17
Forfeited	(6,208)	92.08
Outstanding as of March 31, 2025	261,312	23.58	9.18	$—
Exercisable as of March 31, 2025	27,339	95.35	7.75	—
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $3.9 million. There were no stock option exercises during the three months ended March 31, 2025.
As of March 31, 2025, there was $1.3 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 1.8 years.
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
As of March 31, 2025, there was $3.2 million of unrecognized compensation expense related to the market-based options recognizable over a weighted-average period of 4.1 years.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted before 2025 generally had a four-year requisite service period, with 25% of the shares vesting on the first anniversary of the grant date and the remainder vesting monthly thereafter. RSU awards granted in March 2025 will vest in equal quarterly installments through January 2026.
A summary of the RSU activity for the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	3,327,398	$69.00
Granted	1,119,363	7.95
Vested	(332,364)	88.02
Forfeited	(404,208)	64.01
Nonvested as of March 31, 2025	3,710,189	49.42
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 and 2024 was $7.95 and $48.40, respectively.
As of March 31, 2025, there was $154.9 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 2.3 years.
Performance-based Restricted Stock Units
In March 2025, the compensation committee of the Company's board of directors approved a grant of performance-based restricted stock unit (“PSU”) awards under the 2021 Plan to substantially all employees. The PSUs are eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2025 cash flow targets. Recipients must remain employed through the date the applicable vested shares are distributed, which is expected to occur in March 2026. PSU achievement percentages may range from 0% to 100%. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date.
A summary of PSU activity for the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Granted	4,148,022	$7.81
Forfeited	(32,752)	7.81
Nonvested as of March 31, 2025	4,115,270	7.81
As of March 31, 2025, there was $30.4 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately one year, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.
Earnouts
Earnout shares represent equity awards, primarily in the form of restricted stock, granted to existing employees of the Company as of the closing date of the Company’s merger with SRNG on September 16, 2021 (the “Closing Date”). These earnout shares are subject to the same time-based vesting and performance conditions (change in control or an initial public offering) as the underlying awards, including provisions related to vesting and termination. Additionally, the earnout shares are subject to a market condition, which is satisfied when the trading price of the Company's common stock is greater than

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
or equal to $500, $600, $700 and $800 per share for any 20 trading days within a 30 consecutive trading day period, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $500 per share was met on November 15, 2021.
A summary of activity during the three months ended March 31, 2025 for the earnout shares is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	552,457	$510.80
Vested	(97)	533.60
Forfeited	(35)	516.11
Nonvested as of March 31, 2025	552,325	510.80
As of March 31, 2025, there was $0.1 million of unrecognized compensation expense related to earnout shares recognizable over a weighted-average period of 0.3 years.
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended March 31,
	2025	2024
Agriculture	41%	28%
Pharmaceutical and biotechnology	31	28
Government and defense	16	16
Industrial and environment	7	10
Food and nutrition	4	17
Consumer and technology	1	1
Total Cell Engineering revenue	100%	100%
Cell Engineering revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the three months ended March 31, 2025 and 2024, but continues to recognize non-cash revenue from prior contracts. Cell Engineering revenue recognized relating to non-cash consideration was $8.7 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively.
The Company’s total revenue is derived from customers located primarily in the United States. For the three months ended March 31, 2025 and 2024, the Company’s revenue from customers within the United States comprised 76% and 70%, respectively, of total revenue.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of March 31, 2025 and December 31, 2024. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $9.0 million and $11.3 million as of March 31, 2025 and December 31, 2024, respectively.
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
During the three months ended March 31, 2025, the Company recognized $22.8 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $13.8 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2025 and December 31, 2024 was $123.8 million and $85.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of March 31, 2025, approximately $37.5 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2025, based on the projected customer program end date; $10.3 million between 2025 and 2026; $50.0 million between 2025 and 2027; and $26.0 million between 2025 and 2028.
13. Segment Information
The Company operates in two operating and reportable segments: Cell Engineering and Biosecurity. This structure reflects the Company’s internal management framework and the approach its Chief Operating Decision Maker (“CODM”) uses to evaluate operating results and allocate resources. The Company’s reportable segments are described as follows:
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
•Biosecurity consists of the Company’s biomonitoring and bioinformatics support services, offered to both government and non-government customers through the Company’s two core offerings: Canopy and Horizon. Biosecurity revenue is generated from fees for data, analytics, and services.
The Company’s reportable segments are those for which discrete financial information is available and whose results are regularly provided to the Company’s CODM, consisting of the Chief Executive Officer and the Chief Operating Officer, for the purpose of allocating resources and assessing financial performance. The CODM evaluates the financial performance of the Company’s segments based on segment operating income (loss). The CODM is primarily provided with the segment operating income (loss) on a quarterly basis, as well as during the annual budgeting and forecasting process, and uses this information to monitor the Company’s performance, including budget-to-actual results, and to make decisions about the allocation of operating and capital resources to each segment. For management reporting purposes, the

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s measure of segment operating income (loss) excludes the impact of stock-based compensation expense, depreciation and amortization, asset impairment charges, restructuring charges, costs associated with excess space, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, and acquired in-process research and development expenses. The Company has determined its significant segment expenses are cost of revenue for Biosecurity, research and development expenses for Cell Engineering, and general and administrative expenses for both segments, which are regularly provided to the CODM.
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
The following table presents summary results of the Company’s reportable segments and a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Cell Engineering
Revenue	$38,230	$27,889
Costs and operating expenses:
Cost of other revenue	3,121	—
Research and development	48,670	81,898
General and administrative	18,027	38,244
Cell Engineering operating loss	(31,588)	(92,253)
Biosecurity
Revenue	10,088	10,055
Costs and operating expenses:
Cost of Biosecurity revenue	7,223	9,202
Research and development	—	120
General and administrative	8,050	11,951
Biosecurity operating loss	(5,185)	(11,218)
Total segment operating loss	(36,773)	(103,471)
Reconciling items to reconcile total segment operating loss to loss before income taxes:
Stock-based compensation (1)	20,800	42,397
Depreciation and amortization	15,366	12,869
Restructuring charges (2)	5,273	—
Carrying cost of excess space (net of sublease income) (3)	11,674	—
Merger and acquisition related expense (income) (4)	(918)	2,394
Acquired in-process research and development	—	16,871
Other (income) expense, net (5)	1,901	(12,122)
Loss before income taxes	$(90,869)	$(165,880)
(1) Includes $0.4 million and $1.6 million in employer payroll taxes for the three months ended March 31, 2025 and 2024, respectively.
(2)See Note 3, Restructuring, for composition of costs.
(3)The carrying cost of excess space includes base rent, common area maintenance charges, and real estate taxes associated with facilities the Company is not occupying, net of any sublease income from these spaces.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(5)Includes interest income, interest expense, loss on investments, changes in fair value of certain assets and liabilities, and other gains and losses.
14. Net Loss per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss, basic	$(90,957)	$(165,911)
Change in fair value of contingent consideration common shares liability	—	464
Net loss, diluted	$(90,957)	$(166,375)
Denominator:
Weighted average common shares outstanding, basic	54,241,619	50,111,460
Effect of dilutive securities:
Contingent consideration common shares	—	21,906
Weighted average common shares outstanding, diluted	54,241,619	50,133,366
Basic net loss per share	$(1.68)	$(3.31)
Diluted net loss per share	$(1.68)	$(3.32)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2025	2024
Unvested PSUs	4,115,270	—
Unvested RSUs	3,710,189	5,967,596
Earnout shares (1)	3,794,111	3,803,377
Warrants to purchase Class A common stock	1,295,622	1,295,622
Outstanding stock options	761,312	104,125
Escrow shares (2)	6,647	18,266
	13,683,151	11,188,986
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
15. Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of March 31, 2025	As of December 31, 2024
Deferred revenue, current and non-current:
Allonnia	$36,472	$36,495
Arcaea	28,413	28,413
BiomEdit	—	7,583
Genomatica	290	564
Ayana Bio	2	—
	$65,177	$73,055
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cell Engineering revenue:
Genomatica	$274	$369
Ayana Bio	240	147
Allonnia	1	59
Motif	—	19
BiomEdit	7,583	—
Other equity investees	—	139
	$8,098	$733
In February 2025, the Company and Motif mutually agreed to terminate Motif’s sublease of certain Company facility space whereby Motif paid the Company a termination fee of $1.6 million. The termination fee was recorded as sublease income, net of certain costs. Sublease income is recognized as a reduction of operating lease costs reported in general and administrative expenses.
In March 2025, the Company and BiomEdit mutually terminated certain agreements entered into in April 2022, which had granted BiomEdit a license to certain of the Company’s intellectual property and established the terms under which the Company would provide technical research and development services to BiomEdit. In exchange for the Company’s contribution of intellectual property and access to its platform, the Company received shares of common stock in BiomEdit valued at $10.0 million. The non-refundable fair value of this equity, considered non-cash consideration under ASC 606, was accounted for as material rights in accordance with ASC 606. These material rights related to BiomEdit’s license to certain applicable patents and other intellectual property that the parties intended to develop under technical development plans. This amount was recorded as deferred revenue for the future license rights and is recognized as revenue either as the Company performs qualifying services for BiomEdit or, if applicable, when such rights expire upon termination of the agreements. As of December 31, 2024, the Company had a remaining deferred revenue balance of $7.5 million related to the material rights with BiomEdit. As a result of the termination of certain agreements with BiomEdit, the Company no longer has any obligation to perform services for BiomEdit, and the remaining $7.5 million in material rights deferred revenue was recognized in full as revenue during the three months ended March 31, 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Refer to Note 6 for additional details on the Company’s investments and equity method investments held in its related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
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
•Our Foundry is a flexible capability for large scale data generation; it powers generative artificial intelligence (“AI”) and machine learning tools that enable more successful biological R&D. We now offer services providing such data generation and automation tools directly to Ginkgo customers.
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
We charge customers fees for the services we provide in our cell engineering tools offerings. Typically, these fees are structured as a fixed fee for a fixed scope of work. Fees for our data generation products (“Datapoints”), which provide large, biological datasets for customers to train their AI models, synthesizing and testing the output of customer existing models, and generating datasets for lead selection, hit selection, or a variety of other data science applications, are typically earned over a shorter period of time (weeks to months) than for end-to-end cell engineering solutions which may be multi-year programs. Fees for our automation solutions are typically earned over a period that covers design, build, and deployment and range from six to twelve months. In addition, we offer support services with fixed fees covering the support periods.

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
We typically structure customer contracts for Cell Engineering services to include some combination of the following:
•upfront payments upon execution of an agreement or other fixed payments, which are generally recognized over the period of performance;
•reimbursement of costs incurred for R&D services;
•milestone payments upon achievement of specified technical criteria; and
•downstream value share payments for certain program types.
We have legacy customer arrangements, entered into prior to 2024, under which we may continue to provide services. These arrangements may include a combination of cash and/or non-cash consideration, as well as, when applicable, downstream value share payments which may take one or more of the following forms:
•milestone payments, which may comprise cash and/or non-cash consideration upon the achievement of specified commercial criteria;
•royalties on sales of products from or comprising engineered organisms; and
•royalties related to cost of goods sold reductions realized by our customers.
Our legacy customer arrangements offered flexible commercial terms on the service fees including the ability to pay a portion or all of such upfront fees in the form of non-cash consideration (convertible financial instruments and/or equity securities).
Customer arrangements which involve non-cash consideration generally fall into two categories: Platform Ventures and Structured Partnerships. For a full description of these arrangements, refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of our 2024 Annual Report.
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
In the third quarter of 2024, we launched new cell engineering tools offerings, including Datapoints and lab automation solutions. Datapoints’ data generation products provide large, biological datasets for customers to train their AI models, synthesizing and testing the output of customer existing models, and generating datasets for lead selection, hit selection, or a variety of other data science applications. Our lab automation solutions combine modular hardware, control software and managed support to provide customers the ability to automate their own lab workflows in house.
Cell Engineering revenue includes transactions with Platform Ventures and Legacy Structured Partnerships where, as part of these transactions, we received an equity interest in such entities. Specifically related to the Platform Ventures, in these transactions, we received upfront non-cash consideration in the form of common equity interests in these entities, while the Platform Ventures each received cash equity investments from strategic partners and financial investors. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. Our transactions with Genomatica and Synlogic included the purchase of equity securities and the provision of R&D services. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. These arrangements are further described in Notes 6, 7, and 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cell Engineering revenue also includes transactions with early stage synthetic biology product companies where, as part of these transactions, we received upfront non-cash consideration in the form of current equity interests or financial instruments that are convertible into equity upon a triggering event. We issued the customer a prepaid cell engineering services credit in exchange for the upfront non-cash consideration, which can and has been drawn down as payment for R&D services performed under mutually agreed upon development plans.
Downstream value share in the form of equity interest appreciation is not recognized as revenue but is expected to contribute to future cash flows upon liquidation, the amount and timing of which is inherently unpredictable. The initial fair value of the equity interests received may also decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Equity investments are accounted for under the equity method, the cost method, or are carried at fair value.
Biosecurity Revenue
We offer biosecurity services through our two core offerings: Canopy and Horizon. We are currently offering biomonitoring and bioinformatics support services domestically through our partnerships with the U.S. Centers for Disease Control and Prevention and XpresCheck, and internationally through our international programs, including those in Qatar and Ukraine. We are also engaged in a series of smaller partnerships that generate revenues through biosecurity services and R&D.
We generate revenue through the sale of our end-to-end biomonitoring and bioinformatics support services. These offerings typically include, but are not limited to, sample collection, sample storage and transportation, outsourced laboratory analysis, access to results via a web-based portal, analytical reporting, and overall program management. In general, our agreements specify that we are entitled to compensation as services are performed. The timing of revenue recognition depends on the identified performance obligations but is generally recognized over time or as results are delivered to the customer.

Costs and Operating Expenses
Cost of Biosecurity Revenue
The cost of Biosecurity revenue consists of costs related to our biomonitoring and bioinformatics support services. This includes costs incurred for sample collection equipment and materials, outsourced laboratory analysis, access to results reported through our proprietary web-based portal, and reporting of results to government and non-government customers. Additionally, the cost of Biosecurity revenue includes direct labor cost associated with bioinformatics, lab network management, delivery logistics, and customer support.
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
•costs incurred to deliver our end-to-end cell engineering solutions offering to customers; and
•development of new offerings.
The activities above incur the following expenses:
•personnel compensation and benefits;
•rent, facilities, depreciation, software, professional fees and other direct and allocated overhead expenses; and
•laboratory supplies, consumables and related services provided under agreements with third parties and in-licensing arrangements.
We expense R&D costs as incurred. Our R&D expenses were lower in the first quarter of 2025 compared to the first quarter of 2024, primarily due to our restructuring plan announced and commenced in the second quarter of 2024 as we rationalize our current development programs and prioritize our investments in our Foundry, Codebase and cell engineering tools offerings. We expect that our R&D expenses will either remain consistent or decline in 2025 as compared to 2024, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our R&D expenses could increase in 2025 due to employee incentive programs offered or additional costs and expenses arising from these restructuring actions. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
Our G&A expenses were lower in the first quarter of 2025 compared to the first quarter of 2024, primarily due to our restructuring plan announced and commenced in the second quarter of 2024, as we began reducing our operational overhead. We expect that our G&A expenses will either remain consistent or decline in 2025 as compared to 2024, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our G&A expenses could increase in 2025 due to employee incentive programs offered or additional costs and expenses arising from these restructuring actions. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.

Restructuring Charges
Restructuring charges are related to our restructuring plan, which was announced and commenced in the second quarter of 2024. These charges primarily include severance and other employee termination costs from a reduction in force that commenced in June 2024, as well as the impairment of a right-of-use asset due to the subleasing of a facility as part of real estate consolidation. Reductions in force are expected to be substantially completed in 2025, subject to compliance with applicable laws. While we have substantially completed the majority of our facility consolidation actions with excess space available for sublease, the actual timing for subleasing unused or underutilized facilities may extend beyond 2025 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.
Additional details are included in Note 3, Restructuring, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash and cash equivalents and marketable debt securities.
Loss on Investments
Loss on investments includes the change in fair value of our marketable equity securities in publicly traded companies and impairment losses recognized on non-marketable equity securities in privately held companies.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities reflects adjustments to the fair value of private placement warrants (“Private Placement Warrants”) and warrants formerly publicly traded on the NYSE. These warrants, classified as liabilities, were assumed as part of our merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, and were initially issued in connection with SRNG’s initial public offering. Warrant liabilities are remeasured at fair value at each balance sheet date and have substantially no value as of March 31, 2025.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents our result of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Cell Engineering revenue	$38,230	$27,889	$10,341
Biosecurity revenue	10,088	10,055	33
Total revenue	48,318	37,944	10,374
Costs and operating expenses:
Cost of Biosecurity revenue (1)	7,957	9,202	(1,245)
Cost of other revenue (1)	4,090	—	4,090
Research and development (1)	70,923	136,457	(65,534)
General and administrative (1)	49,043	70,287	(21,244)
Restructuring charges	5,273	—	5,273
Total operating expenses	137,286	215,946	(78,660)
Loss from operations	(88,968)	(178,002)	89,034
Other income (expense):
Interest income, net	6,081	11,711	(5,630)
Loss on investments	(3,693)	(2,544)	(1,149)
Change in fair value of warrant liabilities	—	940	(940)
Other income (expense), net	(4,289)	2,015	(6,304)
Total other income (expense)	(1,901)	12,122	(14,023)
Loss before income taxes	(90,869)	(165,880)	75,011
Income tax expense	88	31	57
Net loss	$(90,957)	$(165,911)	$74,954
(1)Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$9,184	$24,120
General and administrative	9,912	18,277
Cost of Biosecurity revenue	735	—
Cost of other revenue	969	—
Total	$20,800	$42,397
Cell Engineering Revenue
Cell Engineering revenue was $38.2 million in the three months ended March 31, 2025, compared to $27.9 million in the three months ended March 31, 2024, an increase of $10.3 million. This increase was primarily due to the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. (“BiomEdit”) contract in the first quarter of 2025 (see Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration increased from $3.8 million in the three months ended March 31, 2024 to $8.7 million in the three months ended March 31, 2025, primarily due to the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025, partially offset by lower non-cash revenue from other customers.
Biosecurity Revenue
Biosecurity revenue was $10.1 million in both of the three months ended March 31, 2025 and 2024.
Cost of Biosecurity Revenue
The cost of Biosecurity revenue was $8.0 million in the three months ended March 31, 2025, compared to $9.2 million in the three months ended March 31, 2024, a decrease of $1.2 million. This decrease was primarily due to cost reductions implemented during the first quarter of 2025 as well as timing of revenue recognition.
Cost of Other Revenue
The cost of other revenue was $4.1 million in three months ended March 31, 2025 and zero in the three months ended March 31, 2024. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which began in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $30.7 million and $62.2 million for the three months ended March 31, 2025 and 2024, respectively. We also acquired and expensed in-process research and development primarily through the issuance of our equity, aggregating to zero and $16.9 million for the three months ended March 31, 2025 and 2024, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services and routine costs and fees.
Research and development expenses were $70.9 million for the three months ended March 31, 2025, compared to $136.5 million for the three months ended March 31, 2024, a decrease of $65.5 million. This decrease was primarily driven by reductions in stock-based compensation expense of $14.9 million (inclusive of employer payroll taxes), $16.9 million in acquired in-process research and development, $16.6 million in personnel-related compensation and benefits expenses, $6.6 million in rent and facilities expenses, $5.7 million in information technology expenses, $5.2 million in laboratory supplies, $2.3 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), and $3.5 million in other operating expenses. These decreases were partially offset by an increase of $6.2 million in outside services, primarily due to a loss recorded under a supply agreement related to a shortfall in meeting a minimum annual purchase commitment.
General and Administrative Expenses
General and administrative expenses were $49.0 million for the three months ended March 31, 2025, compared to $70.3 million for the three months ended March 31, 2024, a decrease of $21.2 million. This decrease was primarily driven by reductions in stock-based compensation expense of $8.4 million (inclusive of employer payroll taxes), $12.3 million in professional fees, $5.7 million in personnel-related compensation and benefits expenses, $2.3 million in temporary labor and contractors, and $4.1 million in other operating expenses. These decreases were partially offset by an increase of $11.6 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
Restructuring Charges
In the three months ended March 31, 2025, we incurred restructuring charges of $5.3 million in connection with our restructuring plan, which was announced and commenced in the second quarter of 2024, primarily affecting the Cell Engineering segment. These charges primarily consisted of employee termination costs from the reduction in force. See

Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $6.1 million in the three months ended March 31, 2025, compared to $11.7 million in the three months ended March 31, 2024, a decrease of $5.6 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Loss on Investments
Loss on investments was $3.7 million and $2.5 million in the three months ended March 31, 2025 and 2024, respectively. The $1.1 million increase was primarily driven by fluctuations in the stock prices of marketable equity securities, partially offset by lower impairment losses on our non-marketable equity investments in privately held companies compared to the same period in 2024. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was zero for the three months ended March 31, 2025, compared to a gain of $0.9 million for the three months ended March 31, 2024. The fair value of warrant liabilities is primarily driven by fluctuations in the value of our common stock. An increase or decrease in the value of our common stock results in a loss or gain, respectively, in the fair value of warrant liabilities. As of March 31, 2025, these warrant liabilities had substantially no value.
Other Income (Expense), Net
We recorded a net other expense amount of $4.3 million in the three months ended March 31, 2025, compared to a net other income amount of $2.0 million in the three months ended March 31, 2024, a decrease of $6.3 million. This decrease was primarily due to a loss on the change in fair value of a note receivable accounted for under the fair value option recorded in the first quarter of 2025.
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
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, including related litigation costs, restructuring and impairment charges (inclusive of impairments of goodwill and long-lived assets), costs associated with the Zymergen Bankruptcy, and certain other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.
Beginning in the second quarter of 2024, we updated our definition of Adjusted EBITDA to no longer exclude the impact of acquired in-process research and development expenses. Accordingly, the first quarter of 2024 has been recast to conform to the revised definition.
Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for GAAP performance measures. These measures exclude significant expenses and income required by GAAP, which impacts their alignment with consolidated financial statements. They also rely on management’s judgment to determine which items are included or excluded, making them inherently subjective. Additionally, non-GAAP measures lack uniform definitions and may differ from those used by other companies, limiting comparability. A reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss (1)	$(90,957)	$(165,911)
Interest income, net	(6,081)	(11,711)
Income tax expense	88	31
Depreciation and amortization	15,366	12,869
EBITDA	(81,584)	(164,722)
Stock-based compensation (2)	20,800	42,397
Restructuring charges (3)	5,273	—
Loss on investments	3,693	2,544
Change in fair value of warrant liabilities	—	(940)
Merger and acquisition related expense (income) (4)	(918)	2,394
Change in fair value of convertible notes	5,285	1,326
Adjusted EBITDA	$(47,451)	$(117,001)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the three months ended March 31, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.4 million and $1.6 million in employer payroll taxes for the three months ended March 31, 2025 and 2024, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero and $16.9 million for the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
On August 19, 2024, with the approval of our board of directors and shareholders, we effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein relating to periods prior to this date have been retrospectively adjusted to reflect the reverse stock split.
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1.5 billion, inclusive of $760.0 million from investments from certain accredited investors for 1.9 million shares of our Class A common stock. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $516.9 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
Material Cash Requirements
We anticipate that our expenditures will exceed our revenue through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q, as we:
•continue our R&D activities under existing and new programs and further invest in our Foundry and Codebase;
•develop and expand our offerings;

•upgrade, expand or adapt our operational, financial and management systems and support our operations;
•potentially acquire and integrate companies, assets or intellectual property that advance our company objectives;
•maintain, expand, and protect our intellectual property; and
•continue our restructuring actions.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(51,521)	$(89,259)
Investing activities	(198,684)	(12,110)
Financing activities	(207)	(845)
Effect of exchange rate changes	74	(157)
Net decrease in cash, cash equivalents and restricted cash	$(250,338)	$(102,371)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net loss of $91.0 million, adjusted for net change in operating assets and liabilities of $11.6 million and non-cash charges of $51.0 million. The net change in operating assets and liabilities was primarily due to (i) a $12.5 million decrease in deferred revenue primarily from a one-time release of a deferred revenue balance associated with a terminated customer contract, (ii) a $4.8 million decrease in operating lease liabilities from rent payments, and (iii) a $4.7 million increase in accounts receivable due to timing of customer billings, partially offset by (iv) a $6.4 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation under a supplier agreement, and (v) a $3.7 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $20.4 million of stock-based compensation expense, $15.4 million of depreciation and amortization, $7.4 million non-cash lease expense, a $4.0 million change in fair values of various assets and liabilities, and a $3.7 million loss on investments.
Net cash used in operating activities for the three months ended March 31, 2024 consisted of a net loss of $165.9 million, adjusted for a net change in operating assets and liabilities of $0.3 million and non-cash charges of $76.3 million. The net change in operating assets and liabilities was primarily due to (i) a $10.9 million increase in accounts payable, accrued expenses and other current liabilities and (ii) a $6.8 million increase in accounts receivable, partially offset by (iii) a $4.1 million decrease in operating lease liabilities from rent payments and (iv) a $2.9 million decrease in deferred revenue. Non-cash adjustments primarily consisted of $40.8 million of stock-based compensation expense, $16.8 million of in-process research and development expense from asset acquisitions, $12.9 million of depreciation and amortization, and $5.6 million of non-cash lease expense.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of purchases of marketable debt securities of $191.2 million and purchases of property and equipment of $7.6 million related to the build-out of new office and laboratory space near our headquarters.
Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of purchases of property and equipment of $6.7 million associated with Foundry capacity and capability investments and $5.4 million paid for the acquisition of Zymergen.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 primarily consisted of principal payments on finance leases.

Net cash used in financing activities for the three months ended March 31, 2024 primarily consisted of principal payments on finance leases and payments of contingent consideration related to business acquisitions.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.
Recently Issued Accounting Pronouncements
See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, as disclosed in our 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of March 31, 2025, we had cash equivalents and marketable debt securities of $483.8 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation gain (loss) was $0.8 million and $(3.0) million for the three months ended March 31, 2025 and 2024, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should carefully consider the risk factors that appear in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, before making an investment decision. Our business, prospects, financial condition or operating results could decline due to any of these risks and, as a result, you may lose all or part of your investment. There have been no material changes to the risk factors that appear in our 2024 Annual Report.

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

3.2	Amended and Restated Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.1*	Form of Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan
10.2*	Form of Performance-Based Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: May 6, 2025	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Mark Dmytruk
Name: Mark Dmytruk
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2025	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Accounting Officer (Principal Accounting Officer)