Form 10-Q
period 2025-06-30
Ginkgo Bioworks Holdings, Inc.
filed 2025-08-07
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of July 31, 2025, the registrant had 47,089,598 shares of Class A common stock, 9,110,155 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

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
◦the acquisition and integration of companies, assets or intellectual property that advance Ginkgo’s objectives; and
◦costs required to maintain, expand and protect Ginkgo’s intellectual property.

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
•rapidly changing technology and extensive competition in the synthetic biology industry that could make the products and processes Ginkgo is developing obsolete or non-competitive unless it is able to successfully collaborate on the development of new and improved products and processes and pursue new market opportunities;
•Ginkgo’s ability to convert potential customers from “on prem” research and development (“R&D”) to outsourced services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$203,566	$561,572
Marketable securities	270,125	—
Accounts receivable, net	22,152	21,857
Accounts receivable - related parties	974	586
Prepaid expenses and other current assets	26,208	18,729
Total current assets	523,025	602,744
Property, plant and equipment, net	186,354	203,720
Operating lease right-of-use assets	375,796	394,435
Investments	32,662	48,704
Intangible assets, net	66,152	72,510
Other non-current assets	47,020	55,336
Total assets	$1,231,009	$1,377,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,202	$14,169
Deferred revenue (includes $311 and $795 from related parties)	28,287	27,710
Accrued expenses and other current liabilities	57,231	65,387
Total current liabilities	96,720	107,266
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,786 and $72,260 from related parties)	74,566	98,783
Operating lease liabilities, non-current	428,827	438,766
Other non-current liabilities	17,944	16,576
Total liabilities	618,057	661,391
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	6	5
Additional paid-in capital	6,600,107	6,555,416
Accumulated deficit	(5,988,814)	(5,837,557)
Accumulated other comprehensive income (loss)	1,653	(1,806)
Total stockholders’ equity	612,952	716,058
Total liabilities and stockholders’ equity	$1,231,009	$1,377,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cell Engineering revenue (1)	$39,134	$36,205	$77,364	$64,094
Biosecurity revenue	10,470	20,001	20,558	30,056
Total revenue	49,604	56,206	97,922	94,150
Costs and operating expenses:
Cost of Biosecurity revenue	9,442	11,807	17,399	21,009
Cost of other revenue	5,380	1,914	9,470	1,914
Research and development	53,370	134,221	124,293	270,678
General and administrative	43,279	66,285	92,322	136,572
Goodwill impairment	—	47,858	—	47,858
Restructuring charges	3,674	17,066	8,947	17,066
Total operating expenses	115,145	279,151	252,431	495,097
Loss from operations	(65,541)	(222,945)	(154,509)	(400,947)
Other income (expense):
Interest income, net	6,083	10,313	12,164	22,024
Loss on investments	(229)	(6,826)	(3,922)	(9,370)
Change in fair value of warrant liabilities	—	3,233	—	4,173
Other income (expense), net	(896)	(766)	(5,185)	1,249
Total other income	4,958	5,954	3,057	18,076
Loss before income taxes	(60,583)	(216,991)	(151,452)	(382,871)
Income tax (benefit) expense	(283)	190	(195)	221
Net loss	$(60,300)	$(217,181)	$(151,257)	$(383,092)
Net loss per share:
Basic	$(1.10)	$(4.23)	$(2.77)	$(7.55)
Diluted	$(1.10)	$(4.23)	$(2.77)	$(7.56)
Weighted average common shares outstanding:
Basic	54,858,982	51,370,029	54,552,006	50,740,744
Diluted	54,858,982	51,375,599	54,552,006	50,746,314
Comprehensive loss:
Net loss	$(60,300)	$(217,181)	$(151,257)	$(383,092)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,586	(172)	3,435	(3,207)
Unrealized gains (loss) on available-for-sale securities	(83)	—	24	—
Total other comprehensive (loss) income	2,503	(172)	3,459	(3,207)
Comprehensive loss	$(57,797)	$(217,353)	$(147,798)	$(386,299)
(1)Includes related party revenue of $420 and $5,146 for the three months ended June 30, 2025 and 2024, respectively, and $8,518 and $5,819 for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of March 31, 2025	54,698,246	$5	$6,576,786	$(5,928,514)	$(850)	$647,427
Issuance of common stock upon exercise or vesting of equity awards	624,166	—	—	—	—	—
Release of 6,647 common shares from escrow related to acquisition	—	—	298	—	—	298
Issuance of common stock in settlement of purchase price holdback	102,922	1	776	—	—	777
Stock-based compensation expense	—	—	22,247	—	—	22,247
Other comprehensive income	—	—	—	—	2,503	2,503
Net loss	—	—	—	(60,300)	—	(60,300)
Balance as of June 30, 2025	55,425,334	$6	$6,600,107	$(5,988,814)	$1,653	$612,952

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2024	54,365,785	$5	$6,555,416	$(5,837,557)	$(1,806)	$716,058
Issuance of common stock upon exercise or vesting of equity awards	956,627	—	—	—	—	—
Release of 24,913 common shares from escrow related to acquisition	—	—	1,237	—	—	1,237
Issuance of common stock in settlement of purchase price holdback	102,922	1	776	—	—	777
Stock-based compensation expense	—	—	42,678	—	—	42,678
Other comprehensive income	—	—	—	—	3,459	3,459
Net loss	—	—	—	(151,257)	—	(151,257)
Balance as of June 30, 2025	55,425,334	$6	$6,600,107	$(5,988,814)	$1,653	$612,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of March 31, 2024	50,840,607	$5	$6,445,255	$(5,456,439)	$(1,551)	$987,270
Issuance of common stock upon exercise or vesting of equity awards	536,802	—	14	—	—	14
Settlement of contingent consideration	49,301	—	2,570	—	—	2,570
Issuance of common stock for asset acquisitions	473,717	—	20,925	—	—	20,925
Issuance of common stock in exchange for services	68,001	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	37,146	—	—	37,146
Other comprehensive loss	—	—	—	—	(172)	(172)
Net loss	—	—	—	(217,181)	—	(217,181)
Balance as of June 30, 2024	51,968,428	$5	$6,508,410	$(5,673,620)	$(1,723)	$833,072

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	50,032,873	$5	$6,386,191	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	991,558	—	543	—	—	543
Settlement of contingent consideration	73,958	—	4,447	—	—	4,447
Issuance of common stock for asset acquisitions	802,038	—	36,801	—	—	36,801
Issuance of common stock in exchange for services	68,001	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	77,928	—	—	77,928
Other comprehensive loss	—	—	—	—	(3,207)	(3,207)
Net loss	—	—	—	(383,092)	—	(383,092)
Balance as of June 30, 2024	51,968,428	$5	$6,508,410	$(5,673,620)	$(1,723)	$833,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(151,257)	$(383,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,159	30,199
Stock-based compensation	42,678	77,928
Goodwill impairment	—	47,858
Restructuring related impairment charges	—	4,823
Loss on investments	3,958	9,370
Change in fair value of notes receivable	5,285	1
Change in fair value of warrant liabilities	—	(4,173)
Change in fair value of contingent consideration	(4,232)	2,284
Non-cash lease expense	14,866	13,070
Non-cash in-process research and development	—	19,795
Other non-cash activity	46	2,096
Changes in operating assets and liabilities:
Accounts receivable	(412)	(1,102)
Prepaid expenses and other current assets	(2,272)	1,770
Operating lease right-of-use assets	3,814	14,373
Other non-current assets	(125)	(833)
Accounts payable, accrued expenses and other current liabilities	(5,125)	10,864
Deferred revenue, current and non-current ($7,958) and ($4,577) from related parties	(23,676)	(17,012)
Operating lease liabilities, current and non-current	(11,638)	(3,866)
Other non-current liabilities	5,156	1,998
Net cash used in operating activities	(91,775)	(173,649)
Cash flows from investing activities:
Purchases of marketable debt securities	(320,132)	—
Maturities of marketable debt securities	64,958	—
Purchases of property and equipment	(7,660)	(33,742)
Business acquisition	—	(5,400)
Other	262	191
Net cash used in investing activities	(262,572)	(38,951)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	84
Principal payments on finance leases	(305)	(494)
Contingent consideration payment	—	(661)
Net cash used in financing activities	(305)	(1,071)
Effect of foreign exchange rates on cash and cash equivalents	260	(173)
Net decrease in cash, cash equivalents and restricted cash	(354,392)	(213,844)

Cash and cash equivalents, beginning of period	561,572	944,073
Restricted cash, beginning of period	44,171	45,511
Cash, cash equivalents and restricted cash, beginning of period	605,743	989,584

Cash and cash equivalents, end of period	203,566	730,367
Restricted cash, end of period	47,785	45,373
Cash, cash equivalents and restricted cash, end of period	$251,351	$775,740

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
Reverse Stock Split
On August 19, 2024, with the approval of our Board of Directors (the “Board of Directors”) and shareholders, the Company effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein relating to periods prior to this date have been retrospectively adjusted to reflect the reverse stock split.
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
Significant Accounting Policies
Other than as noted below, there have been no new or material changes to the Company’s significant accounting policies during the six months ended June 30, 2025 as compared to the significant accounting policies described in Note 2 to the Company’s 2024 consolidated financial statements included in the 2024 Annual Report.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketable Securities
In 2025, the Company began investing its excess cash in marketable debt securities. All debt securities are classified as available-for-sale at the time of purchase. Available-for-sale debt securities, including those with maturities extending beyond one year, are classified as current assets on the balance sheet due to their highly liquid nature and because they are considered available for use in current operations. Debt securities that are highly liquid and have original maturities of three months or less at the time of acquisition are classified as cash equivalents on the condensed consolidated balance sheet. The Company considers securities to be highly liquid if they can be readily converted to cash with an insignificant risk of changes in value, typically due to active markets and high credit quality.
Unrealized gains and losses on available-for-sale marketable debt securities that are not related to credit losses are included in other comprehensive income (loss) income in the condensed consolidated statements of operations and comprehensive loss. Amortization of premium or accretion of discount, along with interest income earned on debt securities, is included in interest income, net. Realized gains and losses, if any, are included in other income (expense), net, and the cost of securities sold is determined using the specific-identification method.
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
On January 18, 2024, the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, and on February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805 and was not material to the Company’s consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The allocation of the purchase price

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material.
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

3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Company’s Board of Directors, approved and commenced a restructuring plan. This plan includes a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and continued through June 30, 2025, with further reductions expected for the remainder of 2025. All workforce reductions are expected to be substantially completed in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities, and has taken or plans to take other related measures, such as the sale of its subsidiary, Altar SAS, in the third quarter of 2024. While the Company has substantially completed the majority of its facility consolidation actions with excess space available for sublease, the actual timing for subleasing unused or underutilized facilities may extend beyond 2025 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.

The costs for the reduction in force are expected to range from $27.0 million to $29.0 million primarily in the Cell Engineering segment and consist of cash severance and related costs. The employee termination costs are recognized as of the communication date to employees, given (i) the Company instituted a one-time employee termination benefit related to its restructuring, and (ii) the employees will not be retained to render service beyond a minimum retention period. The Company is currently unable to estimate the costs associated with consolidating its facilities. These costs may include, but are not limited to, losses on subleases, contract terminations, asset impairments, sale or disposal of equipment or other long-lived assets, and related costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional charges may be incurred as the Company progresses its restructuring plan and such charges could be material.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents restructuring costs incurred during the periods presented, which are recorded as “Restructuring charges” in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee termination costs and other	$3,674	$12,243	$8,947	$12,243
Impairment of right-of-use asset (1)	—	4,823	—	4,823
Total restructuring	$3,674	$17,066	$8,947	$17,066
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
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2024	$2,854
Expenses incurred	8,947
Cash payments	(9,233)
Liability balance at June 30, 2025	$2,568
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$102,057	$102,057	$—	$—
Commercial paper	4,961	—	4,961	—
U.S. Treasury securities	69,831	69,831	—	—
Corporate bonds	10,874	—	10,874	—
Marketable securities:
Commercial paper	22,187	—	22,187	—
U.S. Treasury securities	140,641	140,641	—	—
Corporate bonds	93,750	—	93,750	—
Marketable equity securities (1)	13,547	13,547	—	—
Investments:
Synlogic, Inc. warrants (2)	216	—	216	—
Marketable equity securities	1,919	1,919	—	—
Other non-current assets:
Notes receivable	7,540	—	—	7,540
Total assets	$467,523	$327,995	$131,988	$7,540
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$521,457	$521,457	$—	$—
Investments:
Synlogic, Inc. warrants (2)	238	—	238	—
Marketable equity securities	17,559	17,559	—	—
Other non-current assets:
Notes receivable	14,170	—	12,327	1,843
Total assets	$553,424	$539,016	$12,565	$1,843
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	4,484	—	—	4,484
Total liabilities	$9,922	$—	$—	$9,922

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)These securities are reported within investments on the condensed consolidated balance sheet as of December 31, 2024, and are classified as current assets as of June 30, 2025, as they are considered available for use in current operations.
(2)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. During the six months ended June 30, 2024, transfers from Level 2 to Level 1 occurred due to the lapse of regulatory sales restrictions on marketable equity securities. There were no other transfers between Levels 1, 2, or 3 during the six months ended June 30, 2025 or 2024.
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	Notes Receivable	Private Placement Warrants	Contingent Consideration
Balance at January 1, 2025	$1,843	$—	$9,922
Additions	173	—	—
Change in fair value	50	—	(4,232)
Settlements and payments	(50)	—	—
Conversion to preferred stock	(1,463)	—	—
Transfers into Level 3	6,987	—	—
Balance at June 30, 2025	$7,540	$—	$5,690

Balance at January 1, 2024	$14,129	$1,846	$24,273
Additions	665	—	—
Change in fair value	(1,579)	(1,324)	2,284
Settlements and payments	—	—	(5,363)
Transfers to Level 2	—	(149)	—
Balance at June 30, 2024	$13,215	$373	$21,194
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
As of June 30, 2025, the Company used a discounted cash flow model to estimate the fair value of the senior secured note, incorporating significant unobservable inputs such as the recovery rate, a risk-adjusted discount rate, and a potential settlement scenario. These inputs reflect the Company’s own assumptions and, therefore, represent a Level 3 measurement within the fair value hierarchy.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
within the fair value hierarchy. Increases or decreases in the market yield or discount rate would result in a decrease or increase, respectively, in the fair value measurement.
The Company also holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of June 30, 2025 and December 31, 2024 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of approximately one year. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. During the three months ended June 30, 2025, $1.5 million in principal related to a convertible loan issued by a customer was converted into 10,564 shares of the entity's preferred stock, which, as a new private company investment, has been classified as an investment on the balance sheet as of June 30, 2025.
As of June 30, 2025, the Company’s notes receivable had an unpaid principal balance of $22.0 million and a fair value of $7.5 million, compared to an unpaid principal balance of $25.1 million and a fair value of $14.2 million as of December 31, 2024.
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company may settle a majority of its contingent consideration liabilities in either cash or shares of Class A common stock, at its discretion, with the remainder payable in cash. During the six months ended June 30, 2024, the Company settled $5.4 million of contingent consideration liabilities through a combination of $0.9 million in cash payments and the issuance and/or vesting of 96,763 shares of Class A common stock valued at $4.4 million. No contingent consideration liabilities were settled during the six months ended June 30, 2025.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			June 30, 2025	December 31, 2024
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 50%
		Discount rate	15.6%	9.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments		2028 - 2031
		Discount rate		10.6%
During the three months ended June 30, 2025, all Dutch DNA milestones valued using the discounted cash flow method were reduced to zero due to the termination of a customer agreement to which those milestones were tied.
Nonrecurring Fair Value Measurements

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
During the three months ended June 30, 2024, the Company recorded a $4.9 million impairment loss related to its investment in Genomatica, Inc. (“Genomatica”) preferred stock. The fair value measurement was determined using the guideline public company method under the market approach. The significant unobservable inputs used in the valuation included the selection and analysis of guideline public companies, revenue multiple and other unobservable assumptions. The fair value measurement is classified as Level 3 in the fair value hierarchy.
During the six months ended June 30, 2025, the Company recorded an impairment loss of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value. During the three months ended June 30, 2025, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies.
During the six months ended June 30, 2024, the Company recorded impairment losses of $5.2 million related to Simple Agreements for Future Equity (“SAFEs”). Fair value was generally estimated using the scenario-based method, in which various payout scenarios were probability-weighted and discounted to present value. The Company recorded no impairment losses related to SAFEs during the three and six months ended June 30, 2025
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$210,487	$50	$(65)	$210,472
Corporate bonds	104,591	53	(20)	104,624
Commercial paper	27,140	7	1	27,148
Marketable equity securities	—	—	—	13,547
Total cash equivalents and marketable securities	342,218	110	(84)	355,791
Less: cash equivalents	(85,671)	—	5	(85,666)
Marketable securities	$256,547	$110	$(79)	$270,125
The amortized cost and estimated fair value of marketable debt securities, including $85.7 million classified in cash and cash equivalents, are summarized below by contractual maturity dates (in thousands):

	As of June 30, 2025
	Amortized cost	Fair value
Due within one year	$290,576	$290,538
Due after one year through five years	51,642	51,706

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments and Equity Method Investments
The Company has partnered with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb Biotics”), BiomEdit, Inc. (“BiomEdit”), and Ayana Bio, LLC (“Ayana Bio”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica and Synlogic, Inc. (“Synlogic”) (collectively, “Legacy Structured Partnerships”) with complementary assets for synthetic biology applications. The Company holds equity interests in these Platform Ventures and Legacy Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities.
The Company accounts for its investments in Platform Ventures under the equity method. Such investments had a carrying value of zero as of June 30, 2025 and December 31, 2024. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
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
Investments consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
SAFEs	$16,689	$16,689
Non-marketable equity securities	13,838	14,218
Marketable equity securities	1,919	17,559
Synlogic warrants	216	238
Total	$32,662	$48,704
The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment charges	$—	$(4,900)	$(1,844)	$(10,112)
Unrealized gains (losses) recognized on marketable equity securities and warrants	(229)	(1,926)	(2,078)	742
Total loss on investments	$(229)	$(6,826)	$(3,922)	$(9,370)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of June 30, 2025, including cumulative unrealized losses, were as follows (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2025
Total initial cost	$109,460
Impairment charges	(77,305)
Downward adjustments from observable price changes	(1,628)
Carrying value	$30,527
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of June 30, 2025 and December 31, 2024, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 6 for additional details on the Company’s investments and equity method investments.
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$203,566	$730,367
Restricted cash included in prepaid expenses and other current assets (1)	10,949	2,353
Restricted cash included in other non-current assets (1)	36,836	43,020
Total cash, cash equivalents and restricted cash	$251,351	$775,740
(1)Includes primarily cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$223,853
Purchases of property and equipment included in accounts payable and accrued expenses	35	7,936
Common stock issued as settlement of contingent consideration liability	—	4,447
Common stock issued for asset acquisitions	777	18,245
Return of investment in equity securities for reduction in deferred revenue	—	6,760
Common stock issued for retention payments related to business and asset acquisitions	—	2,959
Equity securities received for Cell Engineering services	—	55
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Lab equipment	$147,892	$150,887
Leasehold improvements	140,453	135,964
Buildings and facilities	49,760	48,255
Construction in progress	—	1,984
Computer equipment and software	9,135	14,897
Furniture and fixtures	6,549	6,545
Land	6,060	6,060
Total property, plant and equipment	359,849	364,592
Less: Accumulated depreciation	(173,495)	(160,872)
Property, plant and equipment, net	$186,354	$203,720

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of June 30, 2025:
Class A	10,500,000,000	46,646,454	43,822,106
Class B	4,500,000,000	9,173,068	8,603,228
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	58,819,522	55,425,334
Common stock as of December 31, 2024:
Class A	10,500,000,000	45,575,423	42,696,585
Class B	4,500,000,000	9,239,682	8,669,200
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	57,815,105	54,365,785
9. Goodwill and Intangible Assets, net
All goodwill of the Company was allocated to the Cell Engineering reporting unit and segment identified in Note 13.
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
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
June 30, 2025:
Developed technology	$111,043	$(44,891)	$66,152	6.9
December 31, 2024:
Developed technology	$111,393	$(38,883)	$72,510	6.6
(1)Gross carrying value and accumulated amortization include the impact of foreign currency translation adjustments.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended June 30, 2024, in connection with the acquisition of AgBiome, the Company acquired developed technology with an aggregate fair value of $18.2 million and an estimated useful life of three years. For further information, see Note 2.
Amortization expense was $4.7 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively, and $9.4 million and $8.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2025	$9,345
2026	18,689
2027	11,603
2028	2,976
2029	2,976
Thereafter	20,563
Total	$66,152
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
Other Commitments
In August 2023, the Company entered into a five-year strategic cloud and AI partnership with Google Cloud, which includes minimum annual commitments to purchase cloud hosting services. The minimum commitments may be terminated by the Company upon payment of a cancellation fee representing a percentage of the remaining purchase commitment. If the Company is unable to negotiate a modification to the annual commitments that align with its projected requirements, material losses could be incurred. The current annual commitment period ends on August 27, 2025 and it is unlikely that the Company will reach the minimum spend by that date and may incur a contractual liability for the shortfall of approximately $24.0 million on that date.
Effective April 1, 2025, the Company entered into an amendment to its four-year supply agreement with Twist for the purchase of diverse products including synthetic DNA. The original agreement was effective as of April 1, 2022 and obligated the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1, $10.0 million; year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million. The amendment converts the remaining minimum annual commitments into non-refundable payments creditable against future purchases by the Company, with no expiration. The Company paid $4.0 million in April 2025 and is obligated to non-refundable payments of $5.0 million on April 1, 2026 and $6.0 million on April 1, 2027, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8,517	$20,066	$17,510	$43,258
General and administrative	11,356	17,080	21,090	34,670
Cost of Biosecurity revenue	858	—	1,593	—
Cost of other revenue	1,516	—	2,485	—
Total	$22,247	$37,146	$42,678	$77,928
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2025, there were 2,355,001 shares and 270,627 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in Thousands)
Outstanding as of December 31, 2024	267,520	$25.17
Granted	171,875	9.29
Forfeited	(6,208)	92.08
Outstanding as of June 30, 2025	433,187	17.91	8.03	$605
Exercisable as of June 30, 2025	162,478	29.48	6.36	91
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $1.3 million. There were no stock option exercises during the six months ended June 30, 2025.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $7.5 and $14.0 per share, respectively, and was calculated using the following key assumptions in the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.06%	4.24%
Expected volatility	100%	96%
Expected term (in years)	6.0	5.7
Dividend yield	—%	—%
As of June 30, 2025, there was $2.1 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 2.7 years.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Market-based Stock Options
In April 2024, the Company granted to each of the Company's four founders an option to purchase in aggregate 125,000 shares of Ginkgo's Class A common stock with an exercise price of $100 per share, subject both to time-based and market-based vesting criteria (the “Founder Options”). The market-based vesting was tied to the achievement of four specified stock price hurdles within a five-year period, with 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $200, 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $300, 20% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $400 and the remaining 60% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $500. If the market-based criteria were achieved during the five-year period, the awards would have vested on the five-year anniversary of the grant date.
In June 2025, the compensation committee of the Company’s Board of Directors canceled the Founder Options and granted replacement performance-based restricted stock unit (“PSU”) awards (the “Founder PSU Awards”). The cancellation and concurrent grant of replacement awards were accounted for as a modification, resulting in $10.5 million of incremental compensation expense. The performance period for these awards is through December 31, 2025 and the aggregate compensation expense for the cancelled award and the new award will be recognized over the remaining requisite service period of the PSUs, which is the grant date through March 31, 2026. The PSU awards are subject to substantially similar performance metrics, vesting terms and employment terms as described in the section “Performance-based Restricted Stock Units” below.
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted before 2025 generally had a four-year requisite service period, with 25% of the shares vesting on the first anniversary of the grant date and the remainder vesting monthly thereafter. RSU awards granted in March 2025 will vest in equal quarterly installments through January 2026.
A summary of the RSU activity for the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	3,327,398	$69.00
Granted	1,143,204	7.95
Vested	(956,437)	58.31
Forfeited	(1,018,004)	57.68
Nonvested as of June 30, 2025	2,496,161	49.75
The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025 and 2024 was $7.95 and $47.20, respectively.
As of June 30, 2025, there was $106.8 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 2.1 years.
Performance-based Restricted Stock Units
In March 2025, the compensation committee of the Company's Board of Directors approved a grant of PSU awards under the 2021 Plan to substantially all employees. The PSUs are eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2025 cash flow and bookings targets. Recipients must remain employed through the date the applicable vested shares are distributed, which is expected to occur in March 2026. PSU achievement percentages may range from 0% to 100% of the award. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date. Additionally, as summarized above, the Founder PSU Awards were granted in June 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of PSU activity for the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Granted	5,485,593	$7.98
Forfeited	(534,104)	7.81
Nonvested as of June 30, 2025	4,951,489	8.00
As of June 30, 2025, there was $34.5 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 0.8 years, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.
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
A summary of activity during the six months ended June 30, 2025 for the earnout shares is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	552,457	$510.80
Vested	(190)	533.60
Forfeited	(519)	513.29
Nonvested as of June 30, 2025	551,748	510.79
As of June 30, 2025, there was zero unrecognized compensation expense related to earnout shares.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pharmaceutical and biotechnology	44%	22%	38%	25%
Agriculture	23	23	32	25
Government and defense	21	25	19	21
Food and nutrition	6	4	5	10
Industrial and environment	4	11	5	10
Consumer and technology	2	15	1	9
Total Cell Engineering revenue	100%	100%	100%	100%
Cell Engineering revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the three and six months ended June 30, 2025 and 2024, but continues to recognize non-cash revenue from prior contracts. Cell Engineering revenue recognized relating to non-cash consideration was $1.2 million and $8.2 million for the three months ended June 30, 2025 and 2024, respectively, and $9.9 million and $12.1 million for the six months ended June 30, 2025 and 2024, respectively.
The Company’s total revenue is primarily generated from customers located in the United States. For the three months ended June 30, 2025 and 2024, U.S. customers accounted for 75% and 84% of total revenue, respectively. For the six months ended June 30, 2025 and 2024, U.S. customers accounted for 76% and 79%, respectively.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of June 30, 2025 and December 31, 2024. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $10.9 million and $11.3 million as of June 30, 2025 and December 31, 2024, respectively.
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
During the six months ended June 30, 2025, the Company recognized $35.6 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024. During the six months ended June 30, 2024, the

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company recognized $29.4 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2025 and December 31, 2024 was $102.1 million and $85.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of June 30, 2025, approximately $19.0 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2025, based on the projected customer program end dates; $13.2 million between 2025 and 2026; $43.7 million between 2025 and 2027; and $26.2 million between 2025 and 2028.
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
The Company’s reportable segments are those for which discrete financial information is available and whose results are regularly provided to the Company’s CODM, consisting of the Chief Executive Officer and the Chief Operating Officer, for the purpose of allocating resources and assessing financial performance. The CODM evaluates the financial performance of the Company’s segments based on segment operating income (loss). The CODM is primarily provided with the segment operating income (loss) on a quarterly basis, as well as during the annual budgeting and forecasting process, and uses this information to monitor the Company’s performance, including budget-to-actual results, and to make decisions about the allocation of operating and capital resources to each segment. For management reporting purposes, the Company’s measure of segment operating income (loss) excludes the impact of stock-based compensation expense, depreciation and amortization, asset impairment charges, restructuring charges, costs associated with excess space, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, and acquired in-process research and development expenses. The Company has determined its significant segment expenses are cost of revenue for Biosecurity, research and development expenses for Cell Engineering, and general and administrative expenses for both segments, which are regularly provided to the CODM.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segments and a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cell Engineering
Revenue	$39,134	$36,205	$77,364	$64,094
Costs and operating expenses:
Cost of other revenue	3,865	1,914	6,986	1,914
Research and development	31,065	84,113	79,735	166,011
General and administrative	14,141	33,202	32,168	71,446
Cell Engineering operating loss	(9,937)	(83,024)	(41,525)	(175,277)
Biosecurity
Revenue	10,470	20,001	20,558	30,056
Costs and operating expenses:
Cost of Biosecurity revenue	8,583	11,807	15,806	21,009
Research and development	—	458	—	578
General and administrative	6,702	11,179	14,751	23,130
Biosecurity operating loss	(4,815)	(3,443)	(9,999)	(14,661)
Total segment operating loss	(14,752)	(86,467)	(51,524)	(189,938)
Reconciling items to reconcile total segment operating loss to loss before income taxes:
Stock-based compensation (1)	22,526	38,226	43,326	80,623
Goodwill impairment	—	47,858	—	47,858
Depreciation and amortization	15,793	17,330	31,159	30,199
Restructuring charges (2)	3,674	17,066	8,947	17,066
Carrying cost of excess space (net of sublease income) (3)	12,413	7,383	24,088	7,383
Merger and acquisition related expense (income) (4)	(3,617)	4,512	(4,535)	6,906
Acquired in-process research and development	—	2,978	—	19,849
Other (income) expense, net (5)	(4,958)	(4,829)	(3,057)	(16,951)
Loss before income taxes	$(60,583)	$(216,991)	$(151,452)	$(382,871)
(1) Includes $0.3 million and $1.1 million in employer payroll taxes for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $2.7 million in employer payroll taxes for six months ended June 30, 2025 and 2024, respectively.
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
14. Net Loss per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except share data):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss, basic	$(60,300)	$(217,181)	$(151,257)	$(383,092)
Change in fair value of contingent consideration common shares liability	—	184	—	302
Net loss, diluted	$(60,300)	$(217,365)	$(151,257)	$(383,394)
Denominator:
Weighted average common shares outstanding, basic	54,858,982	51,370,029	54,552,006	50,740,744
Effect of dilutive securities:
Contingent consideration common shares	—	5,570	—	5,570
Weighted average common shares outstanding, diluted	54,858,982	51,375,599	54,552,006	50,746,314
Basic net loss per share	$(1.10)	$(4.23)	$(2.77)	$(7.55)
Diluted net loss per share	$(1.10)	$(4.23)	$(2.77)	$(7.56)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2025	2024
Unvested PSUs	4,951,489	—
Unvested RSUs	2,496,161	5,479,400
Earnout shares (1)	3,793,534	3,800,530
Warrants to purchase Class A common stock	1,295,622	1,295,622
Outstanding stock options	433,187	705,070
Escrow shares (2)	—	24,913
	12,969,993	11,305,535
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
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of June 30, 2025	As of December 31, 2024
Deferred revenue, current and non-current:
Allonnia	$36,472	$36,495
Arcaea	28,413	28,413
BiomEdit	—	7,583
Genomatica	212	564
	$65,097	$73,055
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cell Engineering revenue:
Genomatica	$78	$213	$352	$582
Ayana Bio	342	280	582	426
Allonnia	—	—	1	—
Motif	—	—	—	19
BiomEdit	—	—	7,583	—
Arcaea	—	4,653	—	4,653
Other equity investees	—	—	—	139
	$420	$5,146	$8,518	$5,819
In February 2025, the Company and Motif mutually agreed to terminate Motif’s sublease of certain Company facility space whereby Motif paid the Company a termination fee of $1.6 million. The termination fee was recorded as sublease income, net of certain costs. Sublease income is recognized as a reduction of operating lease costs reported in general and administrative expenses.
In March 2025, the Company and BiomEdit mutually terminated certain agreements entered into in April 2022, which had granted BiomEdit a license to certain of the Company’s intellectual property and established the terms under which the Company would provide technical research and development services to BiomEdit. In exchange for the Company’s contribution of intellectual property and access to its platform, the Company received shares of common stock in BiomEdit valued at $10.0 million. The non-refundable fair value of this equity, considered non-cash consideration under ASC 606, was accounted for as material rights in accordance with ASC 606. These material rights related to BiomEdit’s license to certain applicable patents and other intellectual property that the parties intended to develop under technical development plans. This amount was recorded as deferred revenue for the future license rights and is recognized as revenue either as the Company performs qualifying services for BiomEdit or, if applicable, when such rights expire upon termination of the agreements. As of December 31, 2024, the Company had a remaining deferred revenue balance of $7.5 million related to the material rights with BiomEdit. As a result of the termination of certain agreements with BiomEdit, the Company no longer has any obligation to perform services for BiomEdit, and the remaining $7.5 million in material rights deferred revenue was recognized in full as revenue during the three months ended March 31, 2025. BiomEdit is no longer

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
considered a significant related party due to a reduction of the Company’s equity ownership interest that occurred during the three months ended June 30, 2025.
Refer to Note 6 for additional details on the Company’s investments and equity method investments held in its related parties.
16. Subsequent Events
On July 4, 2025, a budget and reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Among other provisions, the OBBBA amends U.S. tax law including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

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
Biosecurity Revenue
We offer biosecurity services through our two core offerings: Canopy and Horizon. We are currently offering biomonitoring and bioinformatics support services domestically through our partnerships with the U.S. Centers for Disease Control and Prevention and XpresCheck, and internationally through our international programs. We are also engaged in a series of smaller partnerships that generate revenues through biosecurity services and R&D.
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
We expense R&D costs as incurred. Our R&D expenses were lower in the first half of 2025 compared to the first half of 2024, primarily due to our restructuring plan announced and commenced in the second quarter of 2024 as we rationalize our current development programs and prioritize our investments in our Foundry, Codebase and cell engineering tools offerings. We expect that our R&D expenses will either remain consistent or decline in 2025 as compared to 2024, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our R&D expenses could increase in 2025 due to employee incentive programs offered or additional costs and expenses arising from these restructuring actions. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
Our G&A expenses were lower in the first half of 2025 compared to the first half of 2024, primarily due to our restructuring plan announced and commenced in the second quarter of 2024, as we began reducing our operational overhead. We expect that our G&A expenses will either remain consistent or decline in 2025 as compared to 2024, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our G&A expenses could increase in 2025 due to employee incentive programs offered or additional costs and expenses arising from these restructuring actions. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.

Goodwill Impairment
In the second quarter of 2024, due to a sustained decrease in the market price of our Class A common stock and overall market capitalization, we identified a goodwill impairment indicator related to our Cell Engineering reporting unit. We performed an interim impairment test, which resulted in a full impairment of the goodwill balance.
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
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities reflects adjustments to the fair value of private placement warrants (“Private Placement Warrants”) and warrants formerly publicly traded on the NYSE. These warrants, classified as liabilities, were assumed as part of our merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, and were initially issued in connection with SRNG’s initial public offering. Warrant liabilities are remeasured at fair value at each balance sheet date and have substantially no value as of June 30, 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of notes receivable that we elected to account for under the fair value option and sublease rent income for the comparative periods in 2024.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table presents our result of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Cell Engineering revenue	$39,134	$36,205	$2,929	$77,364	$64,094	$13,270
Biosecurity revenue	10,470	20,001	(9,531)	20,558	30,056	(9,498)
Total revenue	49,604	56,206	(6,602)	97,922	94,150	3,772
Costs and operating expenses:
Cost of Biosecurity revenue (1)	9,442	11,807	(2,365)	17,399	21,009	(3,610)
Cost of other revenue (1)	5,380	1,914	3,466	9,470	1,914	7,556
Research and development (1)	53,370	134,221	(80,851)	124,293	270,678	(146,385)
General and administrative (1)	43,279	66,285	(23,006)	92,322	136,572	(44,250)
Goodwill impairment	—	47,858	(47,858)	—	47,858	(47,858)
Restructuring charges	3,674	17,066	(13,392)	8,947	17,066	(8,119)
Total operating expenses	115,145	279,151	(164,006)	252,431	495,097	(242,666)
Loss from operations	(65,541)	(222,945)	157,404	(154,509)	(400,947)	246,438
Other income (expense):
Interest income, net	6,083	10,313	(4,230)	12,164	22,024	(9,860)
Loss on investments	(229)	(6,826)	6,597	(3,922)	(9,370)	5,448
Change in fair value of warrant liabilities	—	3,233	(3,233)	—	4,173	(4,173)
Other income (expense), net	(896)	(766)	(130)	(5,185)	1,249	(6,434)
Total other income	4,958	5,954	(996)	3,057	18,076	(15,019)
Loss before income taxes	(60,583)	(216,991)	156,408	(151,452)	(382,871)	231,419
Income tax (benefit) expense	(283)	190	(473)	(195)	221	(416)
Net loss	$(60,300)	$(217,181)	$156,881	$(151,257)	$(383,092)	$231,835
(1)Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8,656	$20,693	$17,840	$44,814
General and administrative	11,496	17,533	21,408	35,809
Cost of Biosecurity revenue	858	—	1,593	—
Cost of other revenue	1,516	—	2,485	—
Total	$22,526	$38,226	$43,326	$80,623
Cell Engineering Revenue
Cell Engineering revenue was $39.1 million for the three months ended June 30, 2025, compared to $36.2 million for the three months ended June 30, 2024, an increase of $2.9 million. This increase was primarily due to an increase in revenue related to programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries and with the U.S. government (healthcare and defense sectors), partially offset by the recognition of $4.5 million in non-cash revenue from the release of a deferred revenue balance associated with the termination of contract with a related party in the second quarter of 2024.
Cell Engineering revenue was $77.4 million for the six months ended June 30, 2025, compared to $64.1 million for the six months ended June 30, 2024, an increase of $13.3 million. This increase was primarily due to the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc.

(“BiomEdit”) contract in the first quarter of 2025 (see Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and an increase in revenue related to programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries and with the U.S. government (healthcare and defense sectors), partially offset by the recognition of $4.5 million in non-cash revenue from the release of a deferred revenue balance associated with the termination of contract with a related party in the second quarter of 2024 and decreases in revenue related to programs with customers in the industrial biotechnology industry.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration decreased from $8.2 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025, and from $12.1 million for the six months ended June 30, 2024 to $9.9 million for the six months ended June 30, 2025, primarily due to the recognition of $4.5 million from the release of a deferred revenue balance associated with the termination of contract with a related party in the second quarter of 2024 and lower non-cash revenue from other customers, offset by the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025.
Biosecurity Revenue
Biosecurity revenue was $10.5 million for the three months ended June 30, 2025, compared to $20.0 million for the three months ended June 30, 2024, a decrease of $9.5 million. This decrease was primarily due to lower revenue related to a program with the U.S. government.
Biosecurity revenue was $20.6 million for the six months ended June 30, 2025, compared to $30.1 million for the six months ended June 30, 2024, a decrease of $9.5 million. This decrease was primarily due to lower revenue related to a program with the U.S. government.
Cost of Biosecurity Revenue
The cost of Biosecurity revenue was $9.4 million for the three months ended June 30, 2025, compared to $11.8 million for the three months ended June 30, 2024, a decrease of $2.4 million. This decrease was primarily due to cost reductions implemented during the first quarter of 2025 as well as a reduction in activities supporting a program with the U.S. government.
The cost of Biosecurity revenue was $17.4 million for the six months ended June 30, 2025, compared to $21.0 million for the six months ended June 30, 2024, a decrease of $3.6 million. This decrease was primarily due to cost reductions implemented during the first quarter of 2025 as well as a reduction in activities supporting a program with the U.S. government.
Cost of Other Revenue
The cost of other revenue was $5.4 million for the three months ended June 30, 2025, compared to $1.9 million for the three months ended June 30, 2024, an increase of $3.5 million. This increase was primarily due to an increase in activity to support Datapoints contracts. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which began in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.

The cost of other revenue was $9.5 million for the six months ended June 30, 2025, compared to $1.9 million for the six months ended June 30, 2024, an increase of $7.6 million. This increase was primarily due to an increase in activity to support Datapoints contracts. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which began in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $23.7 million and $58.3 million for the three months ended June 30, 2025 and 2024, respectively, and $54.4 million and $120.5 million for the six months ended June 30, 2025 and 2024, respectively. We also acquired and expensed in-process research and development primarily through the issuance of our equity, aggregating to zero and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and zero and

$19.8 million for the six months ended June 30, 2025 and 2024, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services, and routine costs and fees.
Research and development expenses were $53.4 million for the three months ended June 30, 2025, compared to $134.2 million for the three months ended June 30, 2024, a decrease of $80.9 million. This decrease was primarily driven by reductions of $23.0 million in personnel-related compensation and benefits expenses (net of $2.6 million tax credit), $15.7 million in rent and facilities expenses, $12.0 million in stock-based compensation expense (inclusive of employer payroll taxes), $8.4 million in laboratory supplies, $5.9 million in information technology expenses, $3.0 million in acquired in-process research and development expense, $2.9 million in depreciation and amortization, $2.2 million in outside services, $1.8 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), and $6.0 million in other operating expenses.
Research and development expenses were $124.3 million for the six months ended June 30, 2025, compared to $270.7 million for the six months ended June 30, 2024, a decrease of $146.4 million. This decrease was primarily driven by reductions of $39.5 million in personnel-related compensation and benefits expenses (net of $2.6 million tax credit), $27.0 million in stock-based compensation expense (inclusive of employer payroll taxes), $22.3 million in rent and facilities expenses, $19.8 million in acquired in-process research and development expense, $13.6 million in laboratory supplies, $11.6 million in information technology expenses, $6.4 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), and $6.2 million in other operating expenses.
General and Administrative Expenses
General and administrative expenses were $43.3 million for the three months ended June 30, 2025, compared to $66.3 million for the three months ended June 30, 2024, a decrease of $23.0 million. This decrease was primarily driven by reductions of $9.4 million in personnel-related compensation and benefits expenses (net of $0.9 million tax credit), $6.1 million in earnout remeasurement expenses, $6.1 million in professional fees, $6.0 million of stock-based compensation expense (inclusive of employer payroll taxes), $1.9 million in temporary labor and contractors, and $5.2 million in other operating expenses. These decreases were partially offset by an increase of $11.6 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
General and administrative expenses were $92.3 million for the six months ended June 30, 2025, compared to $136.6 million for the six months ended June 30, 2024, a decrease of $44.3 million. This decrease was primarily driven by reductions of $18.3 million in professional fees, $15.1 million in personnel-related compensation and benefits expenses (net of $0.9 million tax credit), $14.4 million in stock-based compensation expense (inclusive of employer payroll taxes), $6.5 million in earnout remeasurement expenses, $4.2 million in temporary labor and contractors, and $9.0 million in other operating expenses. These decreases were partially offset by an increase of $23.2 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
Goodwill Impairment
During both the three and six months ended June 30, 2024, we recorded a full impairment of the $47.9 million goodwill balance related to our Cell Engineering reporting unit.
Restructuring Charges
Restructuring charges were $3.7 million and $17.1 million for the three months ended June 30, 2025 and 2024, respectively, and $8.9 million and $17.1 million for the six months ended June 30, 2025 and 2024, respectively. Restructuring charges relate to our restructuring plan, which was announced and commenced in the second quarter of 2024, primarily affecting the Cell Engineering segment. These charges primarily consisted of employee termination costs from the reduction in force. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $6.1 million for the three months ended June 30, 2025, compared to $10.3 million for the three months ended June 30, 2024, a decrease of $4.2 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.

Interest income, net was $12.2 million for the six months ended June 30, 2025, compared to $22.0 million for the six months ended June 30, 2024, a decrease of $9.9 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Loss on Investments
Loss on investments was $0.2 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.9 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily driven by fluctuations in the stock prices of marketable equity securities, partially offset by lower impairment losses on our non-marketable equity investments in privately held companies, compared to the same periods in 2024. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was zero for both the three and six months ended June 30, 2025, compared to gains of $3.2 million and $4.2 million for the three and six months ended June 30, 2024, respectively. The fair value of warrant liabilities is primarily driven by fluctuations in the value of our common stock. An increase or decrease in the value of our common stock results in a loss or gain, respectively, in the fair value of warrant liabilities. As of June 30, 2025, these warrant liabilities had substantially no value.
Other Income (Expense), Net
We recorded a net other expense amount of $0.9 million for the three months ended June 30, 2025, compared to a net other expense amount of $0.8 million for the three months ended June 30, 2024, a decrease of $0.1 million.
We recorded a net other expense amount of $5.2 million for the six months ended June 30, 2025, compared to a net other income amount of $1.2 million for the six months ended June 30, 2024, a decrease of $6.4 million. This decrease was primarily due to losses on the change in fair value of a note receivable accounted for under the fair value option recorded in 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss (1)	$(60,300)	$(217,181)	$(151,257)	$(383,092)
Interest income, net	(6,083)	(10,313)	(12,164)	(22,024)
Income tax (benefit) expense	(283)	190	(195)	221
Depreciation and amortization	15,793	17,330	31,159	30,199
EBITDA	(50,873)	(209,974)	(132,457)	(374,696)
Stock-based compensation (2)	22,526	38,226	43,326	80,623
Goodwill impairment	—	47,858	—	47,858
Restructuring charges (3)	3,674	17,066	8,947	17,066
Merger and acquisition related expense (income) (4)	(3,617)	4,512	(4,535)	6,906
Loss on investments	229	6,826	3,922	9,370
Change in fair value of warrant liabilities	—	(3,233)	—	(4,173)
Change in fair value of convertible notes	—	(480)	5,285	846
Adjusted EBITDA	$(28,061)	$(99,199)	$(75,512)	$(216,200)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the six months ended June 30, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.3 million and $1.1 million in employer payroll taxes for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and zero and $19.8 million for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
On August 19, 2024, with the approval of our board of directors and shareholders, we effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein relating to periods prior to this date have been retrospectively adjusted to reflect the reverse stock split.
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1.5 billion, inclusive of $760.0 million from investments from certain accredited investors for 1.9 million shares of our Class A common stock. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $473.7 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
Material Cash Requirements
We anticipate that our expenditures will exceed our revenue through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q, as we:
•continue our R&D activities under existing and new programs and further invest in our Foundry and Codebase;
•develop and expand our tools offerings;

•upgrade or adapt our operational, financial and management systems and support our operations;
•potentially acquire and integrate companies, assets or intellectual property that advance our company objectives;
•maintain, expand, and protect our intellectual property; and
•continue our restructuring actions.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(91,775)	$(173,649)
Investing activities	(262,572)	(38,951)
Financing activities	(305)	(1,071)
Effect of exchange rate changes	260	(173)
Net decrease in cash, cash equivalents and restricted cash	$(354,392)	$(213,844)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss of $151.3 million, adjusted for net change in operating assets and liabilities of $34.3 million and non-cash charges of $93.8 million. The net change in operating assets and liabilities was primarily due to (i) a $23.7 million decrease in deferred revenue primarily from one-time releases of deferred revenue balances associated with terminated customer contracts and the recognition of previously deferred revenue, (ii) a $11.6 million decrease in operating lease liabilities from rent payments, and (iii) a $0.4 million increase in accounts receivable due to timing of customer billings, partially offset by (iv) a $5.1 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation under a supplier agreement, and (v) a $3.8 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $42.7 million of stock-based compensation expense, $31.2 million of depreciation and amortization, $14.9 million non-cash lease expense, a $1.1 million change in fair values of various assets and liabilities, and a $4.0 million loss on investments.
Net cash used in operating activities for the six months ended June 30, 2024 consisted of a net loss of $383.1 million, adjusted for net change in operating assets and liabilities of $6.2 million and non-cash charges of $203.3 million. The net change in operating assets and liabilities was primarily due to (i) a $10.9 million increase in accounts payable, accrued expenses and other current liabilities primarily due to restructuring-related accruals, (ii) a $14.4 million decrease in operating lease right-of-use assets from lease incentives received, partially offset by (iii) a $17.0 million decrease in deferred revenue and (iv) a $3.9 million decrease in operating lease liabilities from rent payments. Non-cash adjustments primarily consisted of $30.2 million of depreciation and amortization, $77.9 million of stock-based compensation expense, $9.4 million loss on investments, $13.1 million non-cash lease expense, $19.8 million in acquired in-process research and development expense, and $47.9 million of goodwill impairment.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 primarily consisted of purchases of marketable debt securities of $320.1 million, maturities of marketable debt securities of $65.0 million, and purchases of property and equipment of $7.7 million related to the build-out of new office and laboratory space near our headquarters.
Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of purchases of property and equipment of $33.7 million associated with Foundry capacity and capability investments and $5.4 million paid for the acquisition of Zymergen.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 primarily consisted of principal payments on finance leases.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of June 30, 2025, we had cash equivalents and marketable debt securities of $444.3 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation gain (loss) was $2.6 million and $(0.2) million for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $(3.2) million for the six months ended June 30, 2025 and 2024, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2025, we issued a total of 102,922 shares of our Class A common stock to StrideBio, Inc., valued at approximately $0.8 million, in settlement of the purchase price holdback amount payable in connection with Ginkgo’s acquisition of certain assets from StrideBio in 2023, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

3.2	Amended and Restated Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.1*	Compensation Adjustment Letter dated May 30, 2025, between Ginkgo Bioworks, Inc. and Steven Coen
10.2*	Ginkgo Bioworks Holdings, Inc. Amended and Restated Non-Employee Director Compensation Program
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: August 7, 2025	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)