Form 10-Q
period 2025-09-30
Ginkgo Bioworks Holdings, Inc.
filed 2025-11-06
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of October 31, 2025, the registrant had 48,523,595 shares of Class A common stock, 9,066,624 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

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
•market conditions and global and economic factors beyond Ginkgo’s control, including initiatives undertaken by the U.S. government in the biotechnology sector, adverse effects from the U.S. government shutdown, the frequency and scale of biological risks and threats, and the future potential and commercial applications of artificial intelligence (“AI”) and the biotechnology sector;
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$111,065	$561,572
Marketable securities	350,797	—
Accounts receivable, net	21,430	21,857
Accounts receivable - related parties	929	586
Prepaid expenses and other current assets	21,861	18,729
Total current assets	506,082	602,744
Property, plant and equipment, net	176,579	203,720
Operating lease right-of-use assets	368,213	394,435
Investments	30,175	48,704
Intangible assets, net	61,522	72,510
Other non-current assets	46,594	55,336
Total assets	$1,189,165	$1,377,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,704	$14,169
Deferred revenue (includes $311 and $795 from related parties)	25,236	27,710
Accrued expenses and other current liabilities	79,341	65,387
Total current liabilities	115,281	107,266
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,786 and $72,260 from related parties)	74,072	98,783
Operating lease liabilities, non-current	422,870	438,766
Other non-current liabilities	17,159	16,576
Total liabilities	629,382	661,391
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	6	5
Additional paid-in capital	6,627,350	6,555,416
Accumulated deficit	(6,069,569)	(5,837,557)
Accumulated other comprehensive income (loss)	1,996	(1,806)
Total stockholders’ equity	559,783	716,058
Total liabilities and stockholders’ equity	$1,189,165	$1,377,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cell Engineering revenue (1)	$29,380	$75,089	$106,744	$139,183
Biosecurity revenue	9,457	13,957	30,015	44,013
Total revenue	38,837	89,046	136,759	183,196
Costs and operating expenses:
Cost of Biosecurity revenue	8,177	9,987	25,576	30,996
Cost of other revenue	4,625	2,016	14,095	3,930
Research and development	69,353	77,006	193,646	347,684
General and administrative	44,954	52,292	137,276	188,864
Goodwill impairment	—	—	—	47,858
Restructuring charges	1,745	2,949	10,692	20,015
Total operating expenses	128,854	144,250	381,285	639,347
Loss from operations	(90,017)	(55,204)	(244,526)	(456,151)
Other income (expense):
Interest income, net	5,742	9,251	17,906	31,275
Gain (loss) on investments	3,684	(6,912)	(238)	(16,282)
Loss on deconsolidation of subsidiary	—	(7,013)	—	(7,013)
Change in fair value of warrant liabilities	—	1,528	—	5,701
Other income (expense), net	(163)	1,572	(5,348)	2,821
Total other income (expense)	9,263	(1,574)	12,320	16,502
Loss before income taxes	(80,754)	(56,778)	(232,206)	(439,649)
Income tax (benefit) expense	1	(375)	(194)	(154)
Net loss	$(80,755)	$(56,403)	$(232,012)	$(439,495)
Net loss per share:
Basic	$(1.45)	$(1.08)	$(4.22)	$(8.58)
Diluted	$(1.45)	$(1.08)	$(4.22)	$(8.58)
Weighted average common shares outstanding:
Basic	55,633,718	52,240,559	54,916,539	51,244,332
Diluted	55,633,718	52,246,129	54,916,539	51,249,902
Comprehensive loss:
Net loss	$(80,755)	$(56,403)	$(232,012)	$(439,495)
Other comprehensive (loss) income:
Foreign currency translation adjustment	27	494	3,462	(2,713)
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	1,492	—	1,492
Unrealized gains (loss) on available-for-sale securities	316	—	340	—
Total other comprehensive (loss) income	343	1,986	3,802	(1,221)
Comprehensive loss	$(80,412)	$(54,417)	$(228,210)	$(440,716)
(1)Includes related party revenue of zero and $46,659 for the three months ended September 30, 2025 and 2024, respectively, and $8,518 and $51,990 for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of June 30, 2025	55,425,334	$6	$6,600,107	$(5,988,814)	$1,653	$612,952
Issuance of common stock upon exercise or vesting of equity awards	435,612	—	—	—	—	—
Issuance of common stock in ATM offering, net of $915 issuance costs	975,300	—	9,402	—	—	9,402
Stock-based compensation expense	—	—	17,841	—	—	17,841
Other comprehensive income	—	—	—	—	343	343
Net loss	—	—	—	(80,755)	—	(80,755)
Balance as of September 30, 2025	56,836,246	$6	$6,627,350	$(6,069,569)	$1,996	$559,783

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2024	54,365,785	$5	$6,555,416	$(5,837,557)	$(1,806)	$716,058
Issuance of common stock upon exercise or vesting of equity awards	1,392,239	—	—	—	—	—
Issuance of common stock in ATM offering, net of $915 issuance costs	975,300	—	9,402	—	—	9,402
Release of 24,913 common shares from escrow related to acquisition	—	—	1,237	—	—	1,237
Issuance of common stock in settlement of purchase price holdback	102,922	1	776	—	—	777
Stock-based compensation expense	—	—	60,519	—	—	60,519
Other comprehensive income	—	—	—	—	3,802	3,802
Net loss	—	—	—	(232,012)	—	(232,012)
Balance as of September 30, 2025	56,836,246	$6	$6,627,350	$(6,069,569)	$1,996	$559,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 30, 2024	51,968,429	$5	$6,508,410	$(5,673,620)	$(1,723)	$833,072
Issuance of common stock upon exercise or vesting of equity awards	421,680	—	—	—	—	—
Settlement of contingent consideration	689,550	—	5,437	—	—	5,437
Payment for fractional shares after reverse stock split	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	13,855	—	—	13,855
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	—	—	—	1,492	1,492
Foreign currency translation	—	—	—	—	494	494
Net loss	—	—	—	(56,403)	—	(56,403)
Balance as of September 30, 2024	53,079,659	$5	$6,527,698	$(5,730,023)	$263	$797,943

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2023	50,032,873	$5	$6,386,191	$(5,290,528)	$1,484	$1,097,152
Issuance of common stock upon exercise or vesting of equity awards	1,413,239	—	543	—	—	543
Payment for fractional shares after reverse stock split		—	(4)	—	—	(4)
Settlement of contingent consideration	763,508	—	9,884	—	—	9,884
Issuance of common stock for asset acquisitions	802,038	—	36,801	—	—	36,801
Issuance of common stock in exchange for services	68,001	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	91,783	—	—	91,783
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	—	—	—	1,492	1,492
Foreign currency translation	—	—	—	—	(2,713)	(2,713)
Net loss	—	—	—	(439,495)	—	(439,495)
Balance as of September 30, 2024	53,079,659	$5	$6,527,698	$(5,730,023)	$263	$797,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(232,012)	$(439,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,327	47,368
Stock-based compensation	60,519	91,783
Goodwill impairment	—	47,858
Restructuring related impairment charges	—	4,823
Loss on investments	275	16,282
Loss on deconsolidation of subsidiary	—	7,013
Change in fair value of notes receivable	5,685	—
Change in fair value of warrant liabilities	—	(5,701)
Change in fair value of contingent consideration	(4,232)	3,698
Non-cash lease expense	22,449	20,619
Non-cash in-process research and development	—	19,796
Accretion of discount on marketable securities	(2,502)	—
Other non-cash activity	1,611	655
Changes in operating assets and liabilities:
Accounts receivable	345	(6,101)
Prepaid expenses and other current assets	(70)	3,487
Operating lease right-of-use assets	3,814	19,224
Other non-current assets	(38)	(196)
Accounts payable, accrued expenses and other current liabilities	16,991	(31,099)
Deferred revenue, current and non-current (7,958) and (50,858) from related parties	(27,209)	(67,779)
Operating lease liabilities, current and non-current	(18,793)	(11,383)
Other non-current liabilities	4,459	1,998
Net cash used in operating activities	(123,381)	(277,150)
Cash flows from investing activities:
Purchases of marketable debt securities	(401,838)	—
Maturities of marketable debt securities	73,599	—
Purchases of property and equipment	(7,660)	(48,831)
Business acquisition	—	(5,400)
Proceeds from sales of marketable securities	—	3,951
Proceeds from sale of equipment	—	591
Other	511	538
Net cash used in investing activities	(335,388)	(49,151)
Cash flows from financing activities:
Proceeds from ATM offering	10,317	—
Payment of issuance costs related to ATM offering	(355)	—

Proceeds from exercise of stock options	—	84
Principal payments on finance leases	(329)	(694)
Contingent consideration payment	—	(922)
Other	—	(4)
Net cash provided by (used in) financing activities	9,633	(1,536)
Effect of foreign exchange rates on cash and cash equivalents	353	(208)
Net decrease in cash, cash equivalents and restricted cash	(448,783)	(328,045)

Cash and cash equivalents, beginning of period	561,572	944,073
Restricted cash, beginning of period	44,171	45,511
Cash, cash equivalents and restricted cash, beginning of period	605,743	989,584

Cash and cash equivalents, end of period	111,065	616,214
Restricted cash, end of period	45,895	45,325
Cash, cash equivalents and restricted cash, end of period	$156,960	$661,539

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
Significant Accounting Policies
Other than as noted below, there have been no new or material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025 as compared to the significant accounting policies described in Note 2 to the Company’s 2024 consolidated financial statements included in the 2024 Annual Report.

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
Income Taxes
On July 4, 2025, a budget and reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Among other provisions, the OBBBA amends U.S. tax law including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Company’s Board of Directors, approved and commenced a restructuring plan. This plan includes a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and continued through September 30, 2025, with further reductions expected for the remainder of 2025. All workforce reductions are expected to be substantially completed in 2025, subject to compliance with applicable laws. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities, and has taken or plans to take other related measures, such as the sale of its subsidiary, Altar SAS, in the third quarter of 2024. While the Company has substantially completed the majority of its facility consolidation actions with excess space available for sublease, the actual timing for subleasing unused or underutilized facilities is expected to extend into 2026 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.

The costs for the reduction in force are expected to range from $28.0 million to $30.0 million primarily in the Cell Engineering segment and consist of cash severance and related costs. The employee termination costs are recognized as of the communication date to employees, given (i) the Company instituted a one-time employee termination benefit related to its restructuring, and (ii) the employees will not be retained to render service beyond a minimum retention period. The Company is currently unable to estimate the costs associated with consolidating its facilities. These costs may include, but are not limited to, losses on subleases, contract terminations, asset impairments, sale or disposal of equipment or other

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
long-lived assets, and related costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional charges may be incurred as the Company progresses its restructuring plan and such charges could be material.
The following table presents restructuring costs incurred during the periods presented, which are recorded as “Restructuring charges” in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee termination costs and other	$1,745	$2,949	$10,692	$15,192
Impairment of right-of-use asset (1)	—	—	—	4,823
Total restructuring	$1,745	$2,949	$10,692	$20,015
(1) Relates to a decision to sublease a certain facility in connection with the restructuring and reflects the excess of the right-of-use asset's carrying value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy.
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2024	$2,854
Expenses incurred	10,692
Cash payments	(10,764)
Liability balance at September 30, 2025	$2,782
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$54,914	$54,914	$—	$—
Commercial paper	7,666	—	7,666	—
U.S. Treasury securities	25,956	25,956	—	—
Marketable securities:
Commercial paper	22,441	—	22,441	—
U.S. Treasury securities	205,656	205,656	—	—
Corporate bonds	102,982	—	102,982	—
Marketable equity securities (1)	19,718	19,718	—	—
Investments:
Synlogic, Inc. warrants (2)	284	—	284	—
Marketable equity securities	2,077	2,077	—	—
Other non-current assets:
Notes receivable	7,126	—	—	7,126
Total assets	$448,820	$308,321	$133,373	$7,126
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$521,457	$521,457	$—	$—
Investments:
Synlogic, Inc. warrants (2)	238	—	238	—
Marketable equity securities	17,559	17,559	—	—
Other non-current assets:
Notes receivable	14,170	—	12,327	1,843
Total assets	$553,424	$539,016	$12,565	$1,843
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	4,484	—	—	4,484
Total liabilities	$9,922	$—	$—	$9,922

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)These securities are reported within investments on the condensed consolidated balance sheet as of December 31, 2024, and are classified as current assets as of September 30, 2025, as they are considered available for use in current operations.
(2)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the nine months ended September 30, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. During the nine months ended September 30, 2024, transfers from Level 2 to Level 1 occurred due to the lapse of regulatory sales restrictions on marketable equity securities. There were no other transfers between Levels 1, 2, or 3 during the nine months ended September 30, 2025 or 2024.
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	Notes Receivable	Private Placement Warrants	Contingent Consideration
Balance at January 1, 2025	$1,843	$—	$9,922
Additions	159	—	—
Change in fair value	(350)	—	(4,232)
Settlements and payments	(50)	—	—
Conversion to preferred stock	(1,463)	—	—
Transfers into Level 3	6,987	—	—
Balance at September 30, 2025	$7,126	$—	$5,690

Balance at January 1, 2024	$14,129	$1,846	$24,273
Additions	1,377	—	—
Change in fair value	(1,859)	(1,697)	3,698
Settlements and payments	—	—	(12,708)
Transfers to Level 2	—	(149)	—
Conversion to common stock	(10,476)	—	—
Balance at September 30, 2024	$3,171	$—	$15,263
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
As of September 30, 2025, the Company used a discounted cash flow model to estimate the fair value of the senior secured note, incorporating significant unobservable inputs such as the recovery rate, a risk-adjusted discount rate, and a potential settlement scenario. These inputs reflect the Company’s own assumptions and, therefore, represent a Level 3 measurement within the fair value hierarchy.
As of December 31, 2024, the Company used the yield method to value the senior secured note. Under this method, the estimated future cash flows, consisting of principal and interest payments, are discounted to present value using an

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company also holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of September 30, 2025 and December 31, 2024 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of approximately one year. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. During the three months ended June 30, 2025, $1.5 million in principal related to a convertible loan issued by a customer was converted into 10,564 shares of the entity's preferred stock, which, as a new private company investment, has been classified as an investment on the balance sheet as of September 30, 2025.
As of September 30, 2025, the Company’s notes receivable had an unpaid principal balance of $22.0 million and a fair value of $7.1 million, compared to an unpaid principal balance of $25.1 million and a fair value of $14.2 million as of December 31, 2024.
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company may settle a majority of its contingent consideration liabilities in either cash or shares of Class A common stock, at its discretion, with the remainder payable in cash. During the nine months ended September 30, 2024, the Company settled $12.7 million of contingent consideration liabilities through a combination of $2.8 million in cash payments and the issuance and/or vesting of 786,313 shares of Class A common stock valued at $9.9 million. No contingent consideration liabilities were settled during the nine months ended September 30, 2025.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			September 30, 2025	December 31, 2024
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 50%
		Discount rate	11.8%	9.3%
Earnout payments (Dutch DNA acquisition)	Discounted cash flow	Projected years of payments		2028 - 2031
		Discount rate		10.6%
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
During the nine months ended September 30, 2025, the Company recorded an impairment loss of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value. During the three months ended September 30, 2025, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies. During the three and nine months ended September 30, 2025, the Company recorded a $2.7 million downward adjustment from an observable price change related to one of its investments in non-marketable equity securities.
During the nine months ended September 30, 2024, the Company recorded impairment losses of $5.2 million related to Simple Agreements for Future Equity (“SAFEs”). Fair value was generally estimated using the scenario-based method, in which various payout scenarios were probability-weighted and discounted to present value. The Company recorded no impairment losses related to SAFEs during the three and nine months ended September 30, 2025.
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$231,416	$197	$—	$231,613
Corporate bonds	102,849	134	(1)	102,982
Commercial paper	30,095	11	—	30,106
Marketable equity securities	—	—	—	19,718
Total cash equivalents and marketable securities	364,360	342	(1)	384,419
Less: cash equivalents	(33,620)	(2)	—	(33,622)
Marketable securities	$330,740	$340	$(1)	$350,797
The amortized cost and estimated fair value of marketable debt securities, including $33.6 million classified in cash and cash equivalents, are summarized below by contractual maturity dates (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of September 30, 2025
	Amortized cost	Fair value
Due within one year	$337,341	$337,613
Due after one year through five years	27,019	27,088
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
The Company accounts for its investments in Platform Ventures under the equity method. Such investments had a carrying value of zero as of September 30, 2025 and December 31, 2024. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
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
Investments consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
SAFEs	$16,689	$16,689
Non-marketable equity securities	11,125	14,218
Marketable equity securities	2,077	17,559
Synlogic warrants	284	238
Total	$30,175	$48,704
The components of gain (loss) on investments for each period were as follows (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment charges	$—	$—	$(1,844)	$(10,112)
Unrealized gains (losses) recognized on marketable equity securities and warrants	6,397	(6,912)	4,319	(6,170)
Downward adjustments from observable price changes	(2,713)	—	(2,713)	—
Total gain (loss) on investments	$3,684	$(6,912)	$(238)	$(16,282)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of September 30, 2025, including cumulative unrealized losses, were as follows (in thousands):

As of September 30, 2025
Total initial cost	$109,460
Impairment charges	(77,305)
Downward adjustments from observable price changes	(4,341)
Carrying value	$27,814
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of September 30, 2025 and December 31, 2024, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
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
(unaudited)
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$111,065	$616,214
Restricted cash included in prepaid expenses and other current assets (1)	8,804	2,855
Restricted cash included in other non-current assets (1)	37,091	42,470
Total cash, cash equivalents and restricted cash	$156,960	$661,539
(1)Includes primarily cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$223,853
Purchases of property and equipment included in accounts payable and accrued expenses	16	6,142
Common stock issued as settlement of contingent consideration liability	—	9,884
Common stock issued for asset acquisitions	777	18,245
Return of investment in equity securities for reduction in deferred revenue	—	6,760
Common stock issued for retention payments related to business and asset acquisitions	—	2,959
Conversion of notes receivable for common stock	—	10,476
Issuance costs related to ATM offering included in accounts payable and accrued expenses	560	—
Equity securities received for Cell Engineering services	—	55
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Lab equipment	$146,639	$150,887
Leasehold improvements	140,511	135,964
Buildings and facilities	49,760	48,255
Construction in progress	—	1,984
Computer equipment and software	9,135	14,897
Furniture and fixtures	6,549	6,545
Land	6,060	6,060
Total property, plant and equipment	358,654	364,592
Less: Accumulated depreciation	(182,075)	(160,872)
Property, plant and equipment, net	$176,579	$203,720

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of September 30, 2025:
Class A	10,500,000,000	48,170,140	45,319,640
Class B	4,500,000,000	9,086,229	8,516,606
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	60,256,369	56,836,246
Common stock as of December 31, 2024:
Class A	10,500,000,000	45,575,423	42,696,585
Class B	4,500,000,000	9,239,682	8,669,200
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	57,815,105	54,365,785
At-The-Market Program
On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC (“Allen”), who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million (the “Shares”) through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through September 30, 2025, the Company has issued 975,300 shares of Class A common stock under the ATM Sales Agreement for net proceeds of $9.4 million.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
September 30, 2025:
Developed technology	$111,102	$(49,580)	$61,522	6.9
December 31, 2024:
Developed technology	$111,393	$(38,883)	$72,510	6.6
(1)Gross carrying value and accumulated amortization include the impact of foreign currency translation adjustments.
During the three months ended June 30, 2024, in connection with the acquisition of AgBiome, the Company acquired developed technology with an aggregate fair value of $18.2 million and an estimated useful life of three years. For further information, see Note 2.
Amortization expense was $4.6 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively, and $14.0 million and $13.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2025	$4,673
2026	18,693
2027	11,607
2028	2,980
2029	2,980
Thereafter	20,589
Total	$61,522
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
Other Commitments
In August 2023, the Company entered into a five-year strategic cloud and AI partnership with Google Cloud, which included minimum annual commitments to purchase cloud hosting services. The partnership previously included minimum

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
annual commitments over the contract years ending August 27 to purchase cloud hosting services in exchange for various discounts on such services. The minimum annual commitments were as follows: year 1, $8.0 million; year 2, $28.0 million; year 3, $54.0 million; year 4, $86.0 million; and year 5, $113.0 million. As of August 27, 2025, the end of the second commitment period, the Company had incurred a $21.4 million shortfall. A liability for that amount is recorded in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2025. Effective October 3, 2025, the Company entered into amendment that revised and reset the annual commitments as follows (each annual year is defined as October 3 to October 2): year 1 (starting on October 3, 2025), $6.0 million; year 2, $8.0 million; year 3, $12.0 million; year 4, $18.0 million; year 5, $28.0 million; year 6, $38.0 million. Additionally, in the fourth quarter of 2025, the Company is required to make a one-time payment of $14.0 million to be released from its minimum annual commitment obligations under the original agreement. If the Company does not meet its minimum annual commitment obligations in the future, additional shortfall liabilities may be incurred.
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
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$6,202	$3,121	$23,712	$46,379
General and administrative	9,475	10,734	30,565	45,404
Cost of Biosecurity revenue	534	—	2,127	—
Cost of other revenue	1,630	—	4,115	—
Total	$17,841	$13,855	$60,519	$91,783
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2025, there were 2,911,242 shares and 289,240 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in Thousands)
Outstanding as of December 31, 2024	267,520	$25.17
Granted	171,875	9.29
Forfeited	(72,828)	36.96
Outstanding as of September 30, 2025	366,567	15.38	9.20	$1,481
Exercisable as of September 30, 2025	115,934	27.59	8.58	194
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $0.7 million. There were no stock option exercises during the nine months ended September 30, 2025.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $7.50 and $14.14 per share, respectively, and was calculated using the following key assumptions in the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.06%	4.24%
Expected volatility	100%	96%
Expected term (in years)	6.0	5.7
Dividend yield	—%	—%
As of September 30, 2025, there was $1.7 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 2.5 years.
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
A summary of the RSU activity for the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	3,327,398	$69.00
Granted	1,171,974	7.99
Vested	(1,391,918)	52.75
Forfeited	(1,257,045)	57.49
Nonvested as of September 30, 2025	1,850,409	50.41
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025 and 2024 was $7.99 and $44.73, respectively.
As of September 30, 2025, there was $79.8 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 2.0 years.
Performance-based Restricted Stock Units
In March 2025, the compensation committee of the Company's Board of Directors approved a grant of PSU awards under the 2021 Plan to substantially all employees. The PSUs are eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2025 cash flow and bookings targets. Recipients must remain employed through the date the applicable vested shares are distributed, which is expected to occur in March 2026. PSU achievement percentages may range from —% to 100% of the award. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date. Additionally, as summarized above, the Founder PSU Awards were granted in June 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of PSU activity for the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Granted	5,493,893	$7.98
Forfeited	(840,064)	7.81
Nonvested as of September 30, 2025	4,653,829	8.01
As of September 30, 2025, there was $28.0 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 0.5 years, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.
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
A summary of activity during the nine months ended September 30, 2025 for the earnout shares is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	552,457	$510.80
Vested	(321)	533.60
Forfeited	(859)	512.62
Nonvested as of September 30, 2025	551,277	510.78
As of September 30, 2025, there was zero unrecognized compensation expense related to earnout shares.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pharmaceutical and biotechnology	33%	14%	36%	19%
Agriculture	29	11	31	18
Government and defense	29	7	22	14
Food and nutrition	3	64	4	39
Industrial and environment	3	3	5	6
Consumer and technology	3	1	2	4
Total Cell Engineering revenue	100%	100%	100%	100%
Cell Engineering revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the three and nine months ended September 30, 2025 and 2024, but continues to recognize non-cash revenue from prior contracts. Cell Engineering revenue recognized relating to non-cash consideration was zero and $48.0 million for the three months ended September 30, 2025 and 2024, respectively, and $9.9 million and $60.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company’s total revenue is primarily generated from customers located in the United States. For the three months ended September 30, 2025 and 2024, U.S. customers accounted for 76% and 89% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, U.S. customers accounted for 76% and 84%, respectively.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of September 30, 2025 and December 31, 2024. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $11.2 million and $11.3 million as of September 30, 2025 and December 31, 2024, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2025, the Company recognized $41.4 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized $84.3 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2025 and December 31, 2024 was $81.3 million and $85.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of September 30, 2025, approximately $5.6 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2025, based on the projected customer program end dates; $12.8 million between 2025 and 2026; $37.3 million between 2025 and 2027; and $25.6 million between 2025 and 2028.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segments and a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cell Engineering
Revenue	$29,380	$75,089	$106,744	$139,183
Costs and operating expenses:
Cost of other revenue	2,994	2,016	9,980	3,930
Research and development	50,954	55,137	130,689	221,148
General and administrative	12,170	23,088	44,338	94,534
Cell Engineering operating loss	(36,738)	(5,152)	(78,263)	(180,429)
Biosecurity
Revenue	9,457	13,957	30,015	44,013
Costs and operating expenses:
Cost of Biosecurity revenue	7,643	9,987	23,449	30,996
Research and development	—	141	—	720
General and administrative	6,692	10,040	21,443	33,169
Biosecurity operating loss	(4,878)	(6,211)	(14,877)	(20,872)
Total segment operating loss	(41,616)	(11,363)	(93,140)	(201,301)
Reconciling items to reconcile total segment operating loss to loss before income taxes:
Stock-based compensation (1)	18,103	14,013	61,429	94,636
Goodwill impairment	—	—	—	47,858
Depreciation and amortization	14,168	17,171	45,327	47,368
Restructuring charges (2)	1,745	2,948	10,692	20,015
Carrying cost of excess space (net of sublease income) (3)	14,328	9,274	38,416	16,657
Merger and acquisition related expense (income) (4)	57	(796)	(4,478)	6,110
Acquired in-process research and development	—	—	—	19,849
Other (income) expense, net (5)	(9,263)	2,805	(12,320)	(14,145)
Loss before income taxes	$(80,754)	$(56,778)	$(232,206)	$(439,649)
(1) Includes $0.3 million and $0.2 million in employer payroll taxes for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $2.9 million in employer payroll taxes for nine months ended September 30, 2025 and 2024, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Net Loss per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss, basic	$(80,755)	$(56,403)	$(232,012)	$(439,495)
Change in fair value of contingent consideration common shares liability	—	29	—	331
Net loss, diluted	$(80,755)	$(56,432)	$(232,012)	$(439,826)
Denominator:
Weighted average common shares outstanding, basic	55,633,718	52,240,559	54,916,539	51,244,332
Effect of dilutive securities:
Contingent consideration common shares	—	5,570	—	5,570
Weighted average common shares outstanding, diluted	55,633,718	52,246,129	54,916,539	51,249,902
Basic net loss per share	$(1.45)	$(1.08)	$(4.22)	$(8.58)
Diluted net loss per share	$(1.45)	$(1.08)	$(4.22)	$(8.58)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2025	2024
Unvested PSUs	4,653,829	—
Unvested RSUs	1,850,409	4,078,427
Earnout shares (1)	3,793,063	3,796,323
Warrants to purchase Class A common stock	1,295,622	1,295,622
Outstanding stock options	366,567	690,654
Escrow shares (2)	—	24,913
	11,959,490	9,885,939
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
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of September 30, 2025	As of December 31, 2024
Deferred revenue, current and non-current:
Allonnia	$36,472	$36,495
Arcaea	28,413	28,413
BiomEdit	—	7,583
Genomatica	212	564
	$65,097	$73,055
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cell Engineering revenue:
Genomatica	$—	$337	$352	$919
Ayana Bio	—	237	582	687
Allonnia	—	391	1	77
Motif	—	45,426	—	45,445
BiomEdit	—	268	7,583	70
Arcaea	—	—	—	4,653
Other equity investees	—	—	—	139
	$—	$46,659	$8,518	$51,990
In February 2025, the Company and Motif mutually agreed to terminate Motif’s sublease of certain Company facility space whereby Motif paid the Company a termination fee of $1.6 million. The termination fee was recorded as sublease income, net of certain costs. Sublease income is recognized as a reduction of operating lease costs reported in general and administrative expenses.
In March 2025, the Company and BiomEdit mutually terminated certain agreements entered into in April 2022, which had granted BiomEdit a license to certain of the Company’s intellectual property and established the terms under which the Company would provide technical research and development services to BiomEdit. In exchange for the Company’s contribution of intellectual property and access to its platform, the Company received shares of common stock in BiomEdit valued at $10.0 million. The non-refundable fair value of this equity, considered non-cash consideration under ASC 606, was accounted for as material rights in accordance with ASC 606. These material rights related to BiomEdit’s license to certain applicable patents and other intellectual property that the parties intended to develop under technical development plans. This amount was recorded as deferred revenue for the future license rights and is recognized as revenue either as the Company performs qualifying services for BiomEdit or, if applicable, when such rights expire upon termination of the agreements. As of December 31, 2024, the Company had a remaining deferred revenue balance of $7.5 million related to the material rights with BiomEdit. As a result of the termination of certain agreements with BiomEdit, the Company no longer has any obligation to perform services for BiomEdit, and the remaining $7.5 million in material rights deferred

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
revenue was recognized in full as revenue during the three months ended March 31, 2025. BiomEdit is no longer considered a significant related party due to a reduction of the Company’s equity ownership interest that occurred during the three months ended June 30, 2025.
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
Datapoints
Recent advances in machine-learning (ML), molecular simulation, and other computational techniques hold great promise to improve our ability to program cells. We believe our Foundry is well-positioned to build the kind of large, well-structured datasets that such computational approaches need to succeed. In time, we believe computational approaches will reduce the need for certain kinds of experiments (for example, we already use ML to make protein and enzyme design projects more efficient).
To this end, we have introduced two new data generation services to provide high-quality data at the scale, price, and speed that AI-powered drug development demands:
•Our Functional Genomics Datapoints services generate large, high fidelity transcriptomic and phenotypic datasets in the disease context of our customers’ choice to power AI models of cell and disease biology for use in target identification, target validation, and drug discovery; and
•Our Antibody Developability Datapoints services generate biophysical antibody characterization developability datasets for our customers to use in AI model training and validation.
Reconfigurable Automation Cart (“RAC”) Systems
Ginkgo Automation’s capabilities build on years of internal expertise, encompassing hardware design, software integration, and applications development, epitomized in our offering of RACs: our Reconfigurable Automation Cart systems. The modularity and flexibility of the RACs enables high walkway time, high uptime, and high throughput experimentation for high-mix biological workflows like the kinds performed in Ginkgo’s Foundry and in our partners’ labs. In addition to providing advanced automation hardware and software, Ginkgo Automation’s deployments to third party customers include access to Catalyst Flow, a fully remote, active error resolution and troubleshooting support service. Catalyst Flow’s proactive monitoring is expected to enable Ginkgo’s scientists and engineers to identify and resolve approximately 80-90% of system errors remotely, without the need for our customers to initiate tickets.
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
Generating Economic Value Through Cell Programs
Our cell engineering platform is a key enabling technology and source of intellectual property for our customers’ products. We earn Cell Engineering revenue for our R&D services.
For each of our end-to-end cell engineering programs, we charge customers fees for the services we provide, typically structured as fixed fees, although we also have cost reimbursement arrangements. Additionally, we have historically negotiated a value share with our customers (in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. Commencing in the second quarter of 2024, we announced changes in prospective commercial terms, including the removal of downstream value share from certain program types.

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
We typically structure customer contracts for Cell Engineering services to include one or more of the following:
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

Restructuring Charges
Restructuring charges are related to our restructuring plan, which was announced and commenced in the second quarter of 2024. These charges primarily include severance and other employee termination costs from a reduction in force that commenced in June 2024, as well as the impairment of a right-of-use asset due to the subleasing of a facility as part of real estate consolidation. Reductions in force are expected to be substantially completed in 2025, subject to compliance with applicable laws. While we have substantially completed the majority of our facility consolidation actions with excess space available for sublease, the actual timing for subleasing unused or underutilized facilities is expected to extend into 2026 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.
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
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities reflects adjustments to the fair value of private placement warrants (“Private Placement Warrants”) and warrants formerly publicly traded on the NYSE. These warrants, classified as liabilities, were assumed as part of our merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, and were initially issued in connection with SRNG’s initial public offering. Warrant liabilities are remeasured at fair value at each balance sheet date and have substantially no value as of September 30, 2025.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table presents our result of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Cell Engineering revenue	$29,380	$75,089	$(45,709)	$106,744	$139,183	$(32,439)
Biosecurity revenue	9,457	13,957	(4,500)	30,015	44,013	(13,998)
Total revenue	38,837	89,046	(50,209)	136,759	183,196	(46,437)
Costs and operating expenses:
Cost of Biosecurity revenue (1)	8,177	9,987	(1,810)	25,576	30,996	(5,420)
Cost of other revenue (1)	4,625	2,016	2,609	14,095	3,930	10,165
Research and development (1)	69,353	77,006	(7,653)	193,646	347,684	(154,038)
General and administrative (1)	44,954	52,292	(7,338)	137,276	188,864	(51,588)
Goodwill impairment	—	—	—	—	47,858	(47,858)
Restructuring charges	1,745	2,949	(1,204)	10,692	20,015	(9,323)
Total operating expenses	128,854	144,250	(15,396)	381,285	639,347	(258,062)
Loss from operations	(90,017)	(55,204)	(34,813)	(244,526)	(456,151)	211,625
Other income (expense):
Interest income, net	5,742	9,251	(3,509)	17,906	31,275	(13,369)
Gain (loss) on investments	3,684	(6,912)	10,596	(238)	(16,282)	16,044
Loss on deconsolidation of subsidiary	—	(7,013)	7,013	—	(7,013)	7,013
Change in fair value of warrant liabilities	—	1,528	(1,528)	—	5,701	(5,701)
Other income (expense), net	(163)	1,572	(1,735)	(5,348)	2,821	(8,169)
Total other income (expense)	9,263	(1,574)	10,837	12,320	16,502	(4,182)
Loss before income taxes	(80,754)	(56,778)	(23,976)	(232,206)	(439,649)	207,443
Income tax (benefit) expense	1	(375)	376	(194)	(154)	(40)
Net loss	$(80,755)	$(56,403)	$(24,352)	$(232,012)	$(439,495)	$207,483
(1)Total stock-based compensation expense, inclusive of employer payroll taxes, was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$6,349	$3,214	$24,189	$48,028
General and administrative	9,590	10,799	30,998	46,608
Cost of Biosecurity revenue	534	—	2,127	—
Cost of other revenue	1,630	—	4,115	—
Total	$18,103	$14,013	$61,429	$94,636
Cell Engineering Revenue
Cell Engineering revenue was $29.4 million for the three months ended September 30, 2025, compared to $75.1 million for the three months ended September 30, 2024, a decrease of $45.7 million. This decrease was primarily due to the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in the third quarter of 2024.
Cell Engineering revenue was $106.7 million for the nine months ended September 30, 2025, compared to $139.2 million for the nine months ended September 30, 2024, a decrease of $32.4 million. This decrease was primarily due to the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in the third quarter of 2024, the recognition of $4.5 million in non-cash revenue from the release of a deferred revenue balance associated with the termination of contract with a related party in the second quarter of 2024, and decreases in revenue for certain programs with customers in the industrial biotechnology industry. These decreases were partially offset by the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. (“BiomEdit”) contract in the first quarter of 2025 (see Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and an increase in revenue related to programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries and with the U.S. government (healthcare and defense sectors).
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration decreased from $48.0 million for the three months ended September 30, 2024 to zero for the three months ended September 30, 2025, and from $60.1 million for the nine months ended September 30, 2024 to $9.9 million for the nine months ended September 30, 2025, primarily due to the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in the third quarter of 2024, and the recognition of $4.5 million from the release of a deferred revenue balance associated with the termination of contract with a related party in the second quarter of 2024, offset by the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025.
Biosecurity Revenue
Biosecurity revenue was $9.5 million for the three months ended September 30, 2025, compared to $14.0 million for the three months ended September 30, 2024, a decrease of $4.5 million. This decrease was primarily due to lower revenue related to programs with the U.S. government and a foreign government.
Biosecurity revenue was $30.0 million for the nine months ended September 30, 2025, compared to $44.0 million for the nine months ended September 30, 2024, a decrease of $14.0 million. This decrease was primarily due to lower revenue related to a programs with the U.S. government and a foreign government.
Cost of Biosecurity Revenue
The cost of Biosecurity revenue was $8.2 million for the three months ended September 30, 2025, compared to $10.0 million for the three months ended September 30, 2024, a decrease of $1.8 million. This decrease was primarily due to cost reductions implemented during 2025 as well as a reduction in activities supporting a program with the U.S. government.
The cost of Biosecurity revenue was $25.6 million for the nine months ended September 30, 2025, compared to $31.0 million for the nine months ended September 30, 2024, a decrease of $5.4 million. This decrease was primarily due to cost reductions implemented during 2025 as well as a reduction in activities supporting a program with the U.S. government.
Cost of Other Revenue
The cost of other revenue was $4.6 million for the three months ended September 30, 2025, compared to $2.0 million for the three months ended September 30, 2024, an increase of $2.6 million. This increase was primarily due to an increase in activity to support Datapoints contracts. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which commenced in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.

The cost of other revenue was $14.1 million for the nine months ended September 30, 2025, compared to $3.9 million for the nine months ended September 30, 2024, an increase of $10.2 million. This increase was primarily due to an increase in activity to support Datapoints contracts. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which commenced in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $19.3 million and $31.2 million for the three months ended September 30, 2025 and 2024, respectively, and $73.3 million and $152.5 million for the nine months ended September 30, 2025 and

2024, respectively. We also acquired and expensed in-process research and development primarily through the issuance of our equity, aggregating to zero for both the three months ended September 30, 2025 and 2024, respectively, and zero and $19.8 million for the nine months ended September 30, 2025 and 2024, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services, and routine costs and fees.
Research and development expenses were $69.4 million for the three months ended September 30, 2025, compared to $77.0 million for the three months ended September 30, 2024, a decrease of $7.7 million. This decrease was primarily driven by reductions of $15.0 million in personnel-related compensation and benefits expenses, $8.0 million in rent and facilities expenses, $4.4 million in depreciation and amortization, $2.2 million in laboratory supplies, $2.0 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), $1.1 million in temporary labor and contractors, and $0.6 million in other operating expenses. These decreases were partially offset by an increase of $22.5 million in information technology expenses primarily due to a shortfall in contractually committed spending related to our strategic cloud and AI partnership with Google Cloud (see Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and $3.1 million in stock-based compensation expense (inclusive of employer payroll taxes).
Research and development expenses were $193.6 million for the nine months ended September 30, 2025, compared to $347.7 million for the nine months ended September 30, 2024, a decrease of $154.0 million. This decrease was primarily driven by reductions of $54.6 million in personnel-related compensation and benefits expenses (net of $2.6 million tax credit), $30.3 million in rent and facilities expenses, $23.8 million in stock-based compensation expense (inclusive of employer payroll taxes), $19.8 million in acquired in-process research and development expense, $15.8 million in laboratory supplies, $8.4 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), $6.3 million in depreciation and amortization, $4.5 million in temporary labor, and contractors and $1.5 million in other operating expenses. These decreases were partially offset by an increase of $11.0 million in information technology expenses primarily due to a shortfall in contractually committed spending related to the our strategic cloud and AI partnership with Google Cloud (see Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
General and Administrative Expenses
General and administrative expenses were $45.0 million for the three months ended September 30, 2025, compared to $52.3 million for the three months ended September 30, 2024, a decrease of $7.3 million. This decrease was primarily driven by reductions of $6.4 million in personnel-related compensation and benefits expenses, $1.9 million in allocated overhead expenses (reclassified from R&D to G&A), $1.2 million of stock-based compensation expense (inclusive of employer payroll taxes), $1.4 million in earnout remeasurement expenses, $1.4 million in professional fees, and $0.7 million in other operating expenses. These decreases were partially offset by an increase of $5.7 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
General and administrative expenses were $137.3 million for the nine months ended September 30, 2025, compared to $188.9 million for the nine months ended September 30, 2024, a decrease of $51.6 million. This decrease was primarily driven by reductions of $21.4 million in personnel-related compensation and benefits expenses (net of $0.9 million tax credit), $19.7 million in professional fees, $15.6 million in stock-based compensation expense (inclusive of employer payroll taxes), $7.9 million in earnout remeasurement expenses, $5.7 million in allocated overhead expenses (reclassified from R&D to G&A), $4.4 million in temporary labor and contractors, and $5.9 million in other operating expenses. These decreases were partially offset by an increase of $29.0 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
Goodwill Impairment
During the nine months ended September 30, 2024, we recorded a full impairment of the $47.9 million goodwill balance related to our Cell Engineering reporting unit.
Restructuring Charges
Restructuring charges were $1.7 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and $10.7 million and $20.0 million for the nine months ended September 30, 2025 and 2024, respectively. Restructuring charges relate to our restructuring plan, which was announced and commenced in the second quarter of 2024, primarily affecting the Cell Engineering segment. These charges primarily consisted of employee termination costs from the reduction in force. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $5.7 million for the three months ended September 30, 2025, compared to $9.3 million for the three months ended September 30, 2024, a decrease of $3.5 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Interest income, net was $17.9 million for the nine months ended September 30, 2025, compared to $31.3 million for the nine months ended September 30, 2024, a decrease of $13.4 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Gain (Loss) on Investments
Gain on investments was $3.7 million for the three months ended September 30, 2025. Loss on investments was $6.9 million for the three months ended September 30, 2024. Loss on investments was $0.2 million and $16.3 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by fluctuations in the stock prices of marketable equity securities, partially offset by lower impairment losses on our non-marketable equity investments in privately held companies, compared to the same periods in 2024. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Loss on Deconsolidation of Subsidiary
In the third quarter of 2024, we recorded a $7.0 million loss on our deconsolidation of our former foreign subsidiary Altar as a result of a sale.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities was zero for both the three and nine months ended September 30, 2025, compared to gains of $1.5 million and $5.7 million for the three and nine months ended September 30, 2024, respectively. The fair value of warrant liabilities is primarily driven by fluctuations in the value of our common stock. An increase or decrease in the value of our common stock results in a loss or gain, respectively, in the fair value of warrant liabilities. As of September 30, 2025, these warrant liabilities had substantially no value.
Other Income (Expense), Net
We recorded a net other expense amount of $0.2 million for the three months ended September 30, 2025, compared to a net other income amount of $1.6 million for the three months ended September 30, 2024, a decrease of $1.7 million.
We recorded a net other expense amount of $5.3 million for the nine months ended September 30, 2025, compared to a net other income amount of $2.8 million for the nine months ended September 30, 2024, a decrease of $8.2 million. This decrease was primarily due to losses on the change in fair value of a note receivable accounted for under the fair value option recorded in 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss (1)	$(80,755)	$(56,403)	$(232,012)	$(439,495)
Interest income, net	(5,742)	(9,251)	(17,906)	(31,275)
Income tax (benefit) expense	1	(375)	(194)	(154)
Depreciation and amortization	14,168	17,171	45,327	47,368
EBITDA	(72,328)	(48,858)	(204,785)	(423,556)
Stock-based compensation (2)	18,103	14,013	61,429	94,636
Goodwill impairment	—	—	—	47,858
Restructuring charges (3)	1,745	2,949	10,692	20,015
Merger and acquisition related expense (income) (4)	57	(796)	(4,478)	6,110
Loss (gain) on investments	(3,684)	6,912	238	16,282
Loss on deconsolidation of subsidiary	—	7,013	—	7,013
Change in fair value of warrant liabilities	—	(1,528)	—	(5,701)
Change in fair value of convertible notes	400	281	5,685	1,127
Adjusted EBITDA	$(55,707)	$(20,014)	$(131,219)	$(236,216)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the nine months ended September 30, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.3 million and $0.2 million in employer payroll taxes for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero for both the three months ended September 30, 2025 and 2024, respectively, and zero and $19.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
On August 19, 2024, with the approval of our board of directors and shareholders, we effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein relating to periods prior to this date have been retrospectively adjusted to reflect the reverse stock split.
Sources of Liquidity
Upon the closing of our merger with SRNG in September 2021, we received net proceeds totaling approximately $1.5 billion, inclusive of $760.0 million from investments from certain accredited investors for 1.9 million shares of our Class A common stock. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $461.9 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
At-The-Market Program
On August 7, 2025, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2024, on which we registered for sale up to $500 million of any combination of our Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that we may determine. On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC (“Allen”), who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million (the “Shares”) through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through September 30, 2025, the Company has issued 975,300 shares of Class A common stock under the ATM Sales Agreement for net proceeds of $9.4 million. We currently intend to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, financing our operations, technology development, working capital and capital expenditures.
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
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(123,381)	$(277,150)
Investing activities	(335,388)	(49,151)
Financing activities	9,633	(1,536)
Effect of exchange rate changes	353	(208)
Net decrease in cash, cash equivalents and restricted cash	$(448,783)	$(328,045)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 consisted of a net loss of $232.0 million, adjusted for net change in operating assets and liabilities of $20.5 million and non-cash charges of $129.1 million. The net change in operating assets and liabilities was primarily due to (i) a $27.2 million decrease in deferred revenue primarily from one-time releases of deferred revenue balances associated with terminated customer contracts and the recognition of previously deferred revenue, (ii) a $18.8 million decrease in operating lease liabilities from rent payments, and (iii) a $0.3 million increase in accounts receivable due to timing of customer billings, partially offset by (iv) a $17.0 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation, and (v) a $3.8 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $60.5 million of stock-based compensation expense,

$45.3 million of depreciation and amortization, $22.4 million non-cash lease expense, a $1.5 million change in fair values of various assets and liabilities, $2.5 million accretion of discount on marketable securities, and a $0.3 million loss on investments.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of purchases of marketable debt securities of $401.8 million, maturities of marketable debt securities of $73.6 million, and purchases of property and equipment of $7.7 million related to the build-out of new office and laboratory space near our headquarters.
Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $48.8 million in purchases of property and equipment related to Foundry capacity and capability investments, $5.4 million paid for the acquisition of certain Zymergen assets, and $4.0 million in proceeds from the sale of investment securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 primarily consisted of $10.0 million in net proceeds from an ATM offering and $0.3 million of principal payments on finance leases.

Net cash used in financing activities for the nine months ended September 30, 2024 primarily consisted of $0.7 million of principal payments on finance leases and $0.9 million in payments of contingent consideration related to business acquisitions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of September 30, 2025, we had cash equivalents and marketable debt securities of $419.6 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation gain (loss) was de minimis and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $(2.7) million for the nine months ended September 30, 2025 and 2024, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
10.1
Sales Agreement, dated September 4, 2025, by and among the Company and Allen & Company LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2025).

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

Ginkgo Bioworks Holdings, Inc.

Date: November 6, 2025	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)