Form 10-K
period 2025-12-31
Ginkgo Bioworks Holdings, Inc.
filed 2026-02-26
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by our non-affiliates was approximately $553 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 16, 2026, there were 49,941,878 shares of Class A common stock, 8,982,474 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2026, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•Ginkgo’s ability to raise additional capital in the future;
•factors relating to the business, operations and financial performance of Ginkgo, including:
◦Ginkgo’s ability to develop and expand its offerings
◦the performance and output of Ginkgo’s cell engineering and biosecurity offerings;
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
◦the scope and timing of Ginkgo’s partnerships around the world; and
◦the acquisition and integration of companies, assets or intellectual property that advance Ginkgo’s objectives and the costs required to maintain, expand and protect Ginkgo’s intellectual property.

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
•Ginkgo’s ability to convert potential customers from “on prem” research and development (“R&D”) to outsourced services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered
•cells and/or biomanufacturing processes that Ginkgo develops and Ginkgo’s ability to accurately predict customer demand, including with respect to the data we access and hold;
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under the heading “Risk Factors” and elsewhere in this report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially
i

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
Risk Factors Summary
Investing in our securities involves risks. You should carefully consider the risks described in “Risk Factors” beginning on page 20 before making a decision to invest in our Class A common stock. If any of these risks actually occur, our business, financial condition and results of operations would likely be materially adversely affected. Some of the risks related to Ginkgo’s business and industry are summarized below. References in the summary below to “we,” “us,” “our” and “the Company” generally refer to Ginkgo.
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
•Rapidly changing technology and emerging competition in the synthetic biology industry could make the platform, programs, services, tools and products we and our customers are developing obsolete or non-competitive unless we continue to develop our platform and pursue new market opportunities.
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

Ginkgo sells services to government and commercial customers in two business segments: cell engineering, where we provide tools and biological R&D services across a range of industries, and biosecurity, where we provide services to customers who are working to identify, monitor, prevent, mitigate, and ultimately protect humanity from biological threats. An overview of these two business segments is provided below.
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

Ginkgo does not make end products; instead, we offer biological R&D services on our platform to enable our customers to bring their products to market. Historically, Ginkgo’s primary service offering has been cell engineering R&D services (solutions) where Ginkgo performs technical activities. In 2024, Ginkgo expanded its service offering to include services that provide our customers cell engineering tools for biological R&D, where Ginkgo enables its customers to conduct certain in-house R&D activities themselves. Our services are designed to offer customers better results on the dimensions of probability of success, speed, or cost – and ideally on all three.

The fundamental advantage of our cell engineering platform over traditional cell engineering done by hand at our customers’ labs is that our platform improves with scale while in-house cell engineering in our customers' labs largely does not. Compounding and mutually reinforcing improvements of our laboratory automation and software infrastructure—our Autonomous Lab—and our reusable data assets enable us to improve our services with each successive project.

Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D. We now offer services providing such data generation, AI and automation tools directly to Ginkgo customers. Our data assets comprise best practices for cell engineering, along with sequences and host cells that have been honed through dozens of programs and can be directly reusable for our cell engineering solutions. We now offer licenses to our host cells and other IP assets, such as our broad metagenomic library.

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

Because biosecurity is a matter of national and global security, our primary biosecurity customers are governments. Our biosecurity offering has evolved over the past several years. We currently provide biosecurity services via two core offerings:

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
Ginkgo provides these services using its platform for cell engineering. This platform brings together technology, data, biological assets and subject matter experts:
•proprietary automation technologies that enable flexibility and scale,
•in-house software, machine learning, and generative AI models for cell programming,
•massive databases of DNA sequences and labeled data on functional performance of engineered cells,
•reusable assets that enable faster and more predictable cell programming, and
•expert scientists that leverage platform tools and data to enable partners to achieve their desired results
Enabling customer success across markets
We sell engineering solutions and cell engineering tools offerings to customers across markets. Our customers bring incredible depth and expertise in their unique technical domains and market areas. Whether it’s their understanding of underlying disease biology or plant physiology, their experience with the performance of regulatory trials in animal studies, in the clinic, or in the field, or their knowledge of product formulation and functional testing, they have specialized deeply to be able to develop, manufacture, distribute, and market a product. Our role is to enable the customer's success: we provide R&D tools and solutions that help them access more biological design space in order to discover and optimize functionality and develop efficient manufacturing methods for their products.

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

The pharmaceutical industry today relies heavily on outsourced R&D, both to specialized, innovative small biotech, as well as to contract research organizations (“CROs”) that can perform specific common workflows at different stages of the R&D process for enhanced efficiency. These approaches enable access to both innovation and efficiency, but incur high switching costs both organizationally and technically.

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

Our customers in industrial biotech use our services to achieve a variety of objectives, such as improve the manufacturing efficiency and cost of goods sold for their new and existing biotechnological products, innovate materials with enhanced performance, develop enzymes for breaking down harmful pollutants or cells and proteins optimized for capturing rare earth elements, or valorize waste streams into feedstocks for more valuable products.

Cell Engineering Tools

A selection of our cell engineering tools offerings are described below.

Reconfigurable Automation Cart (“RAC”) Systems

Ginkgo Automation’s capabilities build on years of internal expertise honed at Ginkgo and Zymergen, encompassing hardware design, software integration, and applications development, epitomized in our offering of RACs: our Reconfigurable Automation Cart systems. The modularity and flexibility of the RACs enables high walkway time, high uptime, reduced cycle times, and high throughput experimentation for high-mix biological workflows like the kinds performed in Ginkgo’s Autonomous Lab and in our partners’ labs. In addition to providing advanced automation hardware and software, Ginkgo Automation’s deployments to third party customers include access to our top-tier Apex Support, a fully remote, active error resolution and troubleshooting support service. Apex Support’s proactive monitoring is expected to enable Ginkgo’s support engineers to identify and resolve approximately 80-90% of system errors remotely, without the need for our customers to initiate tickets. We are actively developing, both internally and in collaboration with external partners, enhanced autonomous capabilities for our automation platform. These efforts are focused on enabling increasingly AI-driven, closed-loop experimentation, which has the potential to materially improve experimental efficiency, throughput, and decision-making for customers ranging from pharmaceutical companies to academic and government research institutions. We expect that, as these technologies mature, RAC systems deployed in customer environments could be upgraded through software updates to support higher levels of autonomous operation. We believe this software-upgradable architecture positions the RAC platform to incorporate future advances in autonomous science without requiring wholesale replacement of deployed systems.

Datapoints

Recent advances in ML, molecular simulation, and other computational techniques hold great promise to improve our ability to program cells. We believe our Autonomous Lab is well-positioned to build the kind of large, well-structured datasets that such computational approaches need to succeed. In time, we believe computational approaches will reduce the need for certain kinds of experiments (for example, we already use ML to make protein and enzyme design projects more efficient).

To this end, we have introduced three new data generation services to provide high-quality data at the scale, price, and speed that AI-powered drug development demands:

a.Our Functional Genomics Datapoints services generate large, high fidelity transcriptomic and phenotypic datasets in the disease context of our customers’ choice to power AI models of cell and disease biology for use in target identification, target validation, and drug discovery.
b.Our Antibody Developability Datapoints services generate biophysical antibody characterization developability datasets for our customers to use in AI model training and validation.
c.Our Small Molecule Developability Datapoints service generates high-quality small-molecule characterization data spanning absorption, distribution, metabolism, and excretion (“ADME”). These datasets support human dose prediction and power AI-driven predictive medicinal chemistry campaigns.

AI models

As Ginkgo drives scalability through our models, we have heavily invested in the use and creation of AI foundational and fine-tuned models, which we believe can provide significant benefits to our customers. Because of our access to large amounts of data, which is critical to efficiently leverage AI, Ginkgo is well-positioned to build superior foundational models and from there, build fine-tuned models designed to cater to our customer needs, all powered by our partnership with Google Cloud. We have released a selection of these models on our Model API.

Cell Engineering Solutions
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
Fermentation and scale-up
Our wet lab includes a fleet of Sartorius Ambr® 250 bioreactors, as well as a suite of colocated analytical instruments that our customers can leverage to deeply and widely explore strain performance across multiple fermentation and media conditions. We can pair this service with customized ML-enabled analysis to obtain and provide to our customers deep physiological, genetic, and chemical insight into strain performance.
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
Our operations are anchored by Ginkgo’s headquarters in Boston which serves as a hub for managing our programs and analyzing data from our global network. Our network is increasingly bolstered by our operational and laboratory partners throughout the world. We will continue to enhance this network in the future through new partnerships.
How we make money
Cell engineering revenue
Cell engineering tools offerings
We charge customers fees for the services we provide in our cell engineering tools offerings. Fees for our automation solutions (RAC systems) are typically earned over a period that covers design, build, and deployment and range from six to twelve months. In addition, we offer support services for our RAC systems with fixed fees covering the support periods.
Fees for our Datapoints services are typically earned over a shorter period of time (weeks to months) than for cell engineering solutions, which may be multi-year programs. A typical deliverable for a Datapoints program is a data package. Fees for cell engineering solutions programs are typically structured as a fixed fee for a fixed scope of work.

Cell engineering solutions
Our cell engineering solutions are typically scoped and delivered as a program ranging in duration from several months to several years. A typical deliverable for the program would comprise an enzyme sequence, or an engineered strain or cell line and its associated bioprocess. For each of these programs, we generate economic value in two primary ways.

First, we charge service fees for Autonomous Lab services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or CROs charge for services. R&D is inherently risky and our customers recognize that this is a cost they will incur regardless of success and whether they are working on the program in-house or with a partner. Typically, service fees for a program include a fixed fee for a fixed scope of work and may also include payments contingent upon hitting certain technical milestones. If we are able to deliver program results with less work through the use of Codebase assets and/or generative AI tools, then we can achieve the same revenue with lower cost or in a shorter duration. Service fees provide a strong foundation of revenue that is independent of any commercialization efforts by our partners.

Second, as the key enabling technology for our customers’ products, we have historically negotiated a value share with our customers (in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. Because we typically do not incur material downstream costs (e.g., manufacturing or product development, which our customers manage), these value share payments flow through with approximately 100% contribution margin. We have structured a variety of value sharing mechanisms, including royalties, lump-sum milestones, and equity payments. As Ginkgo has matured, we have shifted our downstream value towards milestone payments and commercial royalties rather than equity. In addition, commencing in the second quarter of 2024, we announced changes in prospective commercial terms, including the removal of downstream value share from certain program types.

This flexible business model allows for more predictable near-term revenue in up-front research fees and technical milestones without sacrificing our ability to create long-term value with asymmetric upside through downstream value share (typically in the form of a royalty stream, milestone, and/or equity share). As we add more programs to the platform over time, we expect downstream value share to contribute income, which could in turn grow our overall margins and cash flow profile for our cell engineering solutions. The realization of potential revenue related to downstream value in the form of potential future milestone payments and royalties and/or equity consideration is dependent upon a number of factors, including our ability to successfully develop engineered cells, bioprocesses, data packages, or other deliverables, and the product development and commercialization success of our customers.
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
A talented, world-class team
As of December 31, 2025 we had 485 employees. In addition to our employees, our success would not be possible without the collaboration and support of the network of partners, contractors, contingent workers and temporary staff who make up the Ginkgo team.
Technologies reflect the values of the people who build them. We believe that it is essential to have a talented team where people from different backgrounds are included and empowered to speak up and shape the growth of this technology. We are committed to having a team reflecting a broad range of viewpoints, backgrounds and skills and continuing to foster a culture with strong employee ownership and engagement.
Laying the groundwork for strong employee engagement in the future
As a founder-led company we have been able to infuse the organization with long-term strategic thinking from the start. We have continued to execute on programs, achieve milestones, and launch new products while navigating uncertainty. We have emerged from a restructuring with a strengthened focus on the long-term performance and sustainability of our business.
The individuals who work at Ginkgo and build our platform care deeply about how that platform is used and the impact our company will have in the world. We hope to strengthen the long-term mentality we have benefited from as a founder-led public company. We believe a workforce with strong equity ownership will make the wise decisions needed to build long-term value for our company and build a company whose long-term impacts make them proud. That is why we have implemented a multi-class stock structure that permits all employees (current and future), not just founders, to hold high-vote (10 votes per share) common stock, that we hope will help strengthen this long-term mentality and encourage long-term equity ownership by our employees. For more information, see “Risk Factors—Risks Related to Ginkgo’s Business—Risks Related to Our Organizational Structure and Governance—Only our employees and directors are entitled to hold shares of Class B common stock (including shares of Class B common stock granted or otherwise issued to our employees and directors in the future), which shares have ten votes per share. This limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of certain amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.”
Competition
To our knowledge, there are currently no other cell engineering companies that serve the same breadth of industries that we do. The services and products offered by potential competitors vary in size, breadth, and scope, and given our broad set of application areas, we could face competition in many different forms. We face competition from customers’ internal R&D departments and other research solution providers that largely conduct genetic engineering by-hand. We also compete against companies that seek to utilize synthetic biology technologies to develop specific products or target certain end markets. Additionally, with our expansion into tools offerings in 2024, we compete against life science tools companies and CROs as well as newer AI entrants in the emerging TechBio area. Finally, competing platforms may emerge from various sources, including from joint ventures and partnerships between well-capitalized technology and life sciences companies. We identify the following three groups as our principal set of competitors:
Cell Engineering competition
The Status Quo: “on prem” cell programming efforts
The main source of competition we encounter for our cell engineering solutions offerings is from potential customers choosing to build or maintain in-house cell engineering teams and capabilities. This status quo includes building out laboratory space and then hiring a team of highly trained scientists to conduct research, largely “by-hand” and with limited scale efficiencies. Some internal R&D operations maintain a full suite of capabilities and can design, build and test relatively complex pathways while others may have certain internal capabilities and need to outsource other elements to

CROs. We believe this is far less efficient for the customer and likely to yield worse outcomes as customers get fewer shots on goal for a given program budget.

That said, it can still be very difficult for companies to choose to trust Ginkgo with their R&D efforts versus building more traditional “on prem” labs. Smaller companies may feel like they’re “betting the farm” on Ginkgo, while larger companies may be sensitive to displacing existing R&D teams. As such, a key focus area for us is reducing the barriers to adoption for the platform by decreasing the upfront investment for earlier-stage companies and by helping larger companies integrate their scientists closely into our workflows and empower their scientists to manage requests directly so we feel more like a resource and partner than a fully outsourced provider. Our Datapoints products in Functional Genomics, Antibody Developability, and more recently launched offerings in Small Molecule Developability, are key examples of new services designed with our customers’ scientists in mind.
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

Suppliers
Ginkgo’s suppliers for cell engineering operations comprise primarily manufacturers and distributors of life science tools, consumables and equipment as well as certain specific providers of contract research, development and manufacturing services. We will sometimes enter into long-term, strategic partnerships with innovative suppliers. Because of the scale of our operations, we believe we are often an early adopter and the largest customer at scale of certain new life science tools and technologies. We will also occasionally acquire technology or IP assets for strategic reasons, including integration into our platform.

We utilize various third party software and information technology service providers for data storage and processing. We also routinely engage a variety of third parties for professional services, contract employment services and consulting services.

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

We have incurred significant operating losses since our inception. As of December 31, 2025, we had an accumulated deficit of approximately $6.2 billion. We may incur losses and negative cash flow from operating activities for the foreseeable future as we continue to invest significant additional funds toward further developing our platform and customer offerings, the cell engineering programs we perform on behalf of our customers and otherwise growing our business, including our Biosecurity and Automation business units. We have derived a significant portion of our revenues from fees and milestone payments from technical development services provided to customers to advance programs, as well as a significant portion of our revenues from Biosecurity. Historically, these fees have not been sufficient to cover the full cost of our operations. Additionally, if our customers terminate their agreements or development plans with us, our near-term revenues could be adversely affected. In addition, certain of our customer agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain, as they are dependent on our ability to successfully develop engineered cells, bioprocesses, or other deliverables and our customers’ ability and willingness to successfully develop and commercialize products and processes.
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
We have consumed considerable amounts of capital to date, and we expect to incur continued net losses for the foreseeable future as we continue to develop our business, advance our programs, expand and enhance our platform and customer offerings, perform on behalf of our customers, and make the capital investments necessary to scale up our business. We have used, and may continue to use, additional capital for Biosecurity, strategic investments and acquisitions. We believe that our cash and cash equivalents, short-term investments, and interest earnings will be sufficient to meet our projected operating requirements until we reach profitability. However, these assumptions may prove to be incorrect and we could exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with our programs, including risks and uncertainties that could impact the rate of progress of our programs, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.
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
If additional future financings, including pursuant to our at-the-market program, involve the issuance of equity securities, our existing stockholders would suffer dilution. See “Management’s Discussion and Analysis – At-The-Market Program” for more information. If we raise debt financing in the future, we may be subject to restrictive covenants that limit our ability to conduct our business. Our ability to raise funds may be adversely impacted by current or future economic conditions. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures could be significantly limited. If adequate funds are not available, we may not be able to successfully execute our business plan or continue our business.
We have experienced periods of significant organizational change and if we fail to effectively manage these changes, then our business, results of operations, and financial condition could be adversely affected.
We have experienced both rapid growth and recent periods of decline in our business since inception, which has placed and may continue to place significant demands on our company culture, operational infrastructure, and management. We believe that our culture has been a critical component of our success. We have invested substantial time and resources in our team and have continued to nurture a culture of empowerment of, and active engagement by, our employees. In addition, in order to manage through these periods of organizational change, we will need to continue to adapt our operational, financial, and management controls and processes, as well as our reporting systems and procedures. As we manage our business and mature as a public company, we may find it difficult to maintain our culture and adapt effectively. Any failure to manage our organizational changes in a manner that preserves the key aspects of our culture and allows us to effectively adapt could be detrimental to future success in pursuing our objectives, including our ability to recruit and retain personnel, maintain reliable service levels and offerings for our customers, and achieve the necessary level of capacity, quality and efficiency in performing services and other development activities, or the necessary level of efficiency in our organizational structures. This, in turn, could adversely affect our business, results of operations, and financial condition.
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
Our Biosecurity offering consists of pathogen testing, sequencing, and insights delivery which are subject to inherent risks of commercial viability, such as demand for services and price or market share erosion due to competition. Our Biosecurity business is focused on global surveillance programs and analytic services. However, creating the commercial and technical infrastructure to provide Biosecurity services globally is expensive. We may also be limited in our ability to scale up based on expense or unavailability of the required materials, equipment, personnel and infrastructure necessary to deliver biosecurity on a large, international scale. We may not be able to recover our investment expenses with sufficient revenue generated by our Biosecurity efforts.

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
If we cannot attract new customers, retain existing customers, and expand our relationships across both our cell engineering solutions and tools businesses, our business, financial condition, and results of operations could be adversely affected.
We generate revenue from our cell engineering solutions and cell engineering tools businesses. In our cell engineering solutions business, which has been our core business since inception and continues to be the primary driver of our revenues, we receive fees for performing R&D activities and, for some of our legacy arrangements, downstream value in the form of royalties, milestone payments and/or equity. In our more recently launched cell engineering tools business, we receive fees from performing data generation services and from the sale of our automation hardware, software and ongoing customer support services. Our ability to achieve our growth objectives depends in significant part on our success in attracting new customers to each of these businesses, retaining and expanding our relationships with existing customers, and driving broader adoption and utilization of both our solutions and tools offerings over time.
Our ability to win new business and expand existing relationships in both businesses depends on many factors, including our reputation in the market, the quality, reliability and performance of our service and product offerings, our pricing and commercial terms, the features and interoperability of our tools, the perceived and demonstrated return on investment for our customers, our technical and operational capabilities, the effectiveness of our sales, marketing and customer success organizations, and broader conditions in our customers’ industries. If we fail to maintain a position of strength in any of these areas, or if our offerings do not meet evolving customer expectations, we may be unable to acquire new customers, retain existing customers or increase the scope of work or level of spend with existing customers, which could adversely affect our business and prospects.
As a relatively new entrant in the cell engineering tools market, we face additional risks in establishing and expanding our customer base in this business. We compete with incumbent providers that have established brands, larger installed bases and longer operating histories, and whose hardware and software are often already deeply integrated into customers’ laboratories and IT environments. These factors can create significant barriers to adoption of our tools, as customers may be reluctant to incur the time, expense and operational disruption associated with evaluating, validating, integrating and maintaining new systems. In order to justify replacing or augmenting existing systems, customers must perceive our offerings as providing meaningful and durable advantages in functionality, performance, scalability, data quality, ease of use, support and total cost of ownership. Our sales cycles for tools can be long and resource-intensive, often involving proof-of-concept projects, technical integration work and customer-specific validation. If we are unable to effectively demonstrate the benefits of our tools, if initial deployments do not meet customer expectations, or if we are unable to provide high-quality implementation, training, maintenance and support, customers may decide not to adopt our tools, may limit their use to smaller-scale projects or may discontinue or fail to renew support, software or service contracts. Any of these outcomes could limit the growth of our tools business and could also negatively affect our reputation in the market.
In our cell engineering solutions business, we typically generate valuable know-how in the course of performing customer programs, such as onboarding of new high-throughput assays or the development of optimized proteins and chassis strains. This know-how not only advances our technical and operational capabilities, but also serves as an important product development engine for expanding and refining our tools offerings. As a result, the loss of one or more significant customer relationships, the failure to renew, extend or expand existing programs, delays in starting new programs, or our inability to attract new solutions customers or programs would not only reduce our revenues and potential downstream value, but could also slow our accumulation of know-how and data assets, thereby hindering our ability to advance our technological differentiation and improve our tools and services offerings.
We engage in conversations with prospective and existing customers regarding potential solutions and tools relationships on an ongoing basis. We may devote substantial time and resources to business development discussions, technical evaluations, feasibility assessments, pilot projects, proof-of-concept studies and legal and regulatory diligence that may not result in a commercial agreement or that may result in only limited scope relationships. Even where a commercial agreement is reached, the resulting relationship may not be successful for various reasons. For example, in the case of cell engineering solutions, our customers may be unsuccessful in developing or commercializing products or processes based on our work, may change their strategic priorities or budgets, or may experience internal or external challenges that limit the size or duration of their programs with us, which has in the past and may in the future materially reduce both our near-term revenues and our downstream value opportunity from such collaborations. Similarly, in the case of cell engineering tools, customers may fail to deploy our tools at the scale initially contemplated, may not expand to additional sites, use cases or workflows, or may discontinue use of our offerings if they do not meet expectations. Any such outcomes could adversely affect our revenues, our ability to scale our platform, and our prospects for long-term growth.
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
Since our founding, alongside strategic and financial investors, we have leveraged our own resources to help secure funding for early stage and small companies. Going forward, we may continue to leverage our own balance sheet and partner with investors to enable companies at all stages to benefit from our platform.
Partnering with and investing in early stage and small companies has exposed and may continue to expose us to losses on our invested capital and the loss of revenue from the inability to recover fees for our services from these companies. Such companies are exposed to a number of risks that could impair an early stage or small company’s financial condition, results of operation, or cash flow or result in other adverse events, such as bankruptcy.
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
We depend on a limited number of suppliers for critical items, including lab consumables and equipment, for the development of our programs. Some of these suppliers are single-source suppliers. We do not currently have the infrastructure or capability internally to manufacture these items at the necessary scale or at all. Although we have a reserve of supplies and although alternative suppliers exist for some of these critical products, services, and equipment, our existing processes used in our Autonomous Lab have been designed based on the functions, limitations, features, and specifications of the products, services, and equipment that we currently utilize. While we work with a variety of domestic and international suppliers, our suppliers may not be obligated to supply products or services or our arrangements may be terminated with relatively short notice periods. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the items we order on time, or at all.
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
For the year ended December 31, 2025, our cost of lab equipment, lab supplies, and lab services accounted for a significant portion of our total R&D expenses. In the event of price increases by suppliers, whether as a result of inflationary pressures, tariffs or otherwise, we may attempt to pass the increased costs to our customers. However, we may not be able to raise the prices of our Cell Engineering services sufficiently to cover increased costs resulting from increases in the cost of our materials and services, or the interruption of a sufficient supply of materials or services. As a result, materials and services costs, including any price increase for our materials and services, may negatively impact our business, financial condition, and results of operations.
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
●natural disasters, political and economic instability, including wars, terrorism and political unrest, the outbreak of disease, or public health epidemics/pandemics, which could have an adverse impact on our employees, contractors, customers, partners, travel and the global economy;
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
In August 2023, we entered into a strategic partnership with Google Cloud to develop and deploy AI tools for biology and biosecurity, which included certain minimum annual commitment obligations that we must pay. Under the strategic partnership, Ginkgo has developed and will continue to develop new, state-of-the-art large language models (“LLMs”) running on Google Cloud's Vertex AI platform across genomics, protein function, and synthetic biology, helping Ginkgo's customers accelerate innovation and discovery in fields as diverse as drug discovery, agriculture, industrial manufacturing, and biosecurity. Effective October 3, 2025, we entered into an amendment to the partnership to reduce our annual commitment amounts, which required a one-time payment of $14 million to be released from the obligations of the original agreement. If we are not able to meet our minimum annual commitment obligations again in the future, additional shortfall liabilities may be incurred.
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
In connection with our plans to reduce operational expenditures, we implemented a restructuring plan, including a reduction in workforce and a planned consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and continued throughout 2025. Our reductions in force were substantially completed in 2025, although certain reductions will continue into 2026, subject to compliance with applicable laws. Our restructuring actions may result in other disruptions to our business, including customer program delivery issues, loss of historical customer or technical knowledge, our ability to comply with applicable laws and regulations, and our ability to retain key employees. Our efforts to reduce the size of our patent portfolio may result in inadequate protection of our intellectual property assets. The Company has consolidated certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities, and has taken or plans to take other related measures. While the Company completed the majority of its facility consolidation actions in 2025, we continue to look for opportunities for subleasing unused or underutilized facilities, which will extend beyond 2026 or may not occur prior to termination of such leases, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments, contract amendments or terminations for any facilities no longer in use or underutilized could be material. For the years ended December 31, 2025 and 2024, the costs associated with our reductions in force was $11.4 million and $19.3 million, respectively, consisting of cash severance and related costs.

Risks Related to Our Customers
We are dependent on our customers’ willingness and ability to successfully develop, produce and commercialize products using the cell engineering solutions we deliver and to a lesser extent, on the successful adoption and use of our cell engineering tools.
We sell cell engineering solutions and cell engineering tools. Our solutions offering involves performing R&D services to engineer cells, biological assets and biomanufacturing processes for our customers which are intended to be scaled-up and deployed for commercialization. We rely on our customers to advance, manufacture, and commercialize products enabled by our work. A portion of the value from some of these customer collaborations has historically been earned through downstream value sharing in the form of royalty streams, milestone payments, and/or equity interests. If they are not successful in development, regulatory approval, manufacturing or commercialization, or if they choose to delay, deprioritize or discontinue such programs, the downstream value we expect to receive will be reduced or may not be realized at all. Because we do not control our customers’ development, regulatory, manufacturing or commercial activities, we have limited ability to influence these outcomes.
Our ability to secure new solutions business and expand existing programs also depends on our customers’ R&D budgets, strategic priorities and willingness to outsource cell engineering work. If customers reduce R&D spending, shift focus away from synthetic biology or biomanufacturing, decide to bring work in-house, or experience business, financial or operational difficulties, they may not initiate, renew or expand collaborations with us, which could reduce both our near-term services revenues and longer-term downstream value opportunity (in the collaborations where downstream value applies).
Our cell engineering tools business is generally less directly tied to customers’ product-level commercial outcomes because we earn revenue primarily from sales of hardware, software and related services. However, if customers do not achieve expected benefits from our tools, or if their internal R&D or manufacturing efforts are unsuccessful, they may reduce or discontinue use of our tools or limit further deployments, which could adversely affect the growth of our tools business.
Because many of the products pursued by our customers are at early stages of development and the markets and regulatory frameworks for bioengineered products and processes continue to evolve, we have limited historical information to accurately estimate the probability, timing and scale of commercial success. If we overestimate the probability or scale of commercial success, our actual future revenues and cash flows from customer collaborations may be lower than expected, which could adversely affect the market price of our common stock.
Our revenue is concentrated in a limited number of customers, some of which are related parties, and our revenue, results of operations, cash flows and reputation may suffer upon the loss of a significant customer.
We have derived, and may continue to derive, a significant portion of our revenue from a limited number of large customers. For the year ended December 31, 2025, one customer in the Cell Engineering segment accounted for 15% of the Company’s total revenue, while one customer in the Biosecurity segment accounted for 12% of the Company’s total revenue. Due to the significant time required to acquire new customers, to plan and develop new programs for customers, and to satisfactorily execute on existing programs, the loss of any of these customers, or the loss of any other significant customer or a significant reduction in the amount of demand from a significant customer would adversely affect our revenue, results of operations, cash flows and reputation in the marketplace. There is always a risk that existing customers will not elect to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals which reduce or eliminate the need for our services, they may be unable or unwilling to fulfill their contracts with us. There is also the risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the services performed by us. Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from key customers. Additionally, the loss of any significant customer could pose reputational harm to us and make it more challenging to acquire new customers.
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
Risks Related to the Synthetic Biology Industry
Rapidly changing technology and emerging competition in the synthetic biology industry could make the platform, programs, services, tools, and products we and our customers are developing obsolete or non-competitive unless we continue to develop our platform and pursue new market opportunities.
The synthetic biology industry is still emerging and is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, and evolving industry demands and standards. We participate in this industry through both our R&D services (cell engineering solutions) and our cell engineering tools (including automation hardware, software and data-generation offerings). Our future success will depend on our ability to sign and initiate new programs and deploy tools that address the evolving needs of our customers on a timely and cost-effective basis, to advance existing programs, and to pursue new market opportunities that develop as a result of technological and scientific advances. Additionally, our customers may face significant competition or other risks in their own markets which may impact demand for our services and tools thereby adversely impacting our business and results of operations.
There are a number of companies in the broader synthetic biology industry, and our future success will depend on our ability to maintain a competitive position with respect to technological advances in both cell engineering solutions and tools. Technological developments, including emerging AI and machine learning technologies, may result in our platform, our service offerings or our hardware and software tools becoming less differentiated, obsolete or non-competitive. For example, competitors or customers could develop alternative cell engineering platforms, in silico design capabilities, or automation and analytics tools that reduce the need for, or attractiveness of, our R&D services or tools. Our ability to compete successfully will depend on our ability to develop and maintain proprietary technologies, such as our Autonomous Lab, that enable our customers to develop products using our platform in a manner that is less expensive, faster, superior or otherwise differentiated from what a competitor’s technologies and products might enable and to integrate our tools into customers’ existing laboratory and data environments. If we are unable to continue to successfully advance our platform or the services it provides at scale, or to keep our tools offerings current, effective, interoperable and cost-competitive, or if our customers are unable to commercialize the products or processes made or improved upon by using our R&D services and tools, our business and results of operations will be adversely impacted.
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
The ultimate success of the products developed by our customers using our services and tools may be dependent on the success of other markets in which we or our customers do not operate in or have knowledge or expertise or which, in each case, may not reach the size anticipated by us or our customers or may be replaced by another emerging product category or eliminated entirely.
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
There may be patents that affect our freedom to operate in certain areas, and we may as a result choose to design around or license such patents from third parties. If we must spend significant time and money designing around or licensing patents held by others, our business and financial prospects may be harmed. We may be restricted from carrying out certain operations, or we may be limited in our ability to design new products for our customers. We may become subject to claims by third parties alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights.
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
Risks Related to Personnel, IT and Physical Infrastructure
Loss of key personnel, including our founders and senior executives, and/or failure to attract, train and retain additional key personnel , or unintended consequences caused by our workforce reduction, could delay our cell engineering programs, harm our platform development efforts, limit our biosecurity and public health offerings, and harm our ability to meet our business objectives, particularly given the substantial investment required to recruit, hire and train our employees.
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
In addition, we implemented a workforce reduction of more than 50% of our employees, which was substantially completed in 2025. While we believe this workforce reduction was necessary to help realign the Company’s cost structure, this reduction may yield unintended consequences, such as the loss of certain institutional knowledge and technical expertise, as well as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance.
Our continued platform development, growth and commercial success depends, in part, on recruiting and retaining highly-trained personnel across our various target industries and markets with the necessary background and ability to develop and use our platform and to effectively identify and sell to current and new customers. New hires and employees onboarded as a result of any of our recent acquisitions may require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully hire and integrate these key personnel into our business could adversely affect our business. To attract top talent, we believe we will need to offer competitive compensation and benefits packages, including equity incentive programs, which may require significant investment. If we are unable to offer competitive compensation this may make it more difficult for us to attract and retain key employees. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce and related restructuring, reduction-in-force, or other initiatives are not viewed favorably, our ability to attract, retain and motivate employees can be weakened, which could harm our results of operations. Moreover, if the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that adversely affect our ability to support our programs and operations.
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
Our business depends on providing customers with R&D services and tools. In order to properly conduct our business, we need access to sufficient laboratory space and equipment to perform the activities necessary to advance and complete our programs. Additionally, we need to ensure that our laboratories and corporate offices remain operational at all times, which includes maintaining suitable physical infrastructure, including electrical, waste management, plumbing and HVAC, logistics and transportation systems and network infrastructure. We own certain properties in California and lease most of our laboratories and office spaces. We rely on the landlords, as applicable, for basic maintenance of our leased laboratories and office buildings. If one of our landlords has not maintained a leased property sufficiently, we may be forced to stop working on a particular program or even exit early from the facility, which could be disruptive to our business. Furthermore, we may continue to acquire laboratories not built by us in order to sufficiently scale and expand our output capacity. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the laboratories.
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
●sabotage, vandalism and cyberattacks; and
●local epidemics or global pandemics.
Certain of our facilities are located in an active floor, earthquake and/or tsunami zone, and certain of our suppliers conduct their operations in the same region or in other locations that are susceptible to natural disasters. The occurrence of a natural or other disaster, such as an earthquake, tsunami, hurricane, drought, flood, fire, wildfire or any potential effects of climate change or localized extended outages of critical utilities or transportation systems, or any critical resource shortages affecting us or our suppliers or manufacturers could cause a significant interruption in our business, damage or destroy our facilities, production equipment or inventory or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.
We have timeline obligations to certain customers with respect to their programs. As a result, service interruptions or significant equipment damage in our laboratories could result in difficulty maintaining program timelines for these customers and potential claims related to such failures. Because the services we provide in our laboratories are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our laboratories could also result in lost revenue or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us result of a problem at one of our laboratories and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. In addition, any loss of service, equipment damage or inability to meet our service obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, net operating losses incurred will carry forward. However, net operating loss carryforwards generated prior to January 1, 2018 are subject to expiration for U.S. federal income tax purposes. As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $1.8 billion, of which $139.2 million will begin to expire in 2029 and $1.6 billion can be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $1.5 billion, of which $1.2 billion will begin to expire in 2030 and $257.5 million can be carried forward indefinitely. The Company also had $3.9 million of foreign net operating losses as of December 31, 2025, of which $1.5 million will begin to expire in 2034 and $2.4 million can be carried forward indefinitely.
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
We have entered into agreements with governmental entities and contractors in the past to serve as a U.S. government prime contractor or subcontractor and may do so again in the future. U.S. government procurement contractors and subcontractors must comply with specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, could impact our performance and compliance costs, including by limiting or delaying our ability to share information with business partners, customers and investors. The U.S. government has in the past and may in the future demand contract terms that are less favorable than standard arrangements with private sector customers, including certain financial requirements obligating the Company to hold surety bonds which restrict our cash, and may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or for other reasons. Generally, U.S. government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Any termination for default may also adversely affect our ability to contract with other government customers and agencies, as well as our reputation, business, financial condition and results of operations. In addition, changes in U.S. government administration and budgetary priorities, including with respect to funding allocated to government agencies, could affect the availability of U.S. government contracting, subcontracting, or funding opportunities, which could lead to modification, reduction, or termination of our U.S. government contracts or subcontracts. If and to the extent such changes occur, they could impact our results and potential growth opportunities, and there can be no assurance that we will be able to derive further revenue from the public sector or our government contracts.
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
The marketing, sale and use of our services, engineered cells, production processes and resulting products could lead to the filing of product liability claims were someone to allege that our services, engineered cells, production processes or resulting products failed to perform as designed or intended or caused injury or other harms. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend.
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
Shares of our Class B common stock have ten votes per share, whereas shares of our Class A common stock have one vote per share and shares of our Class C common stock have no voting rights (except as otherwise expressly provided in our amended and restated certificate of incorporation (the “Charter”) or required by applicable law). As of December 31, 2025, our directors and executive officers hold in the aggregate almost half of the total voting power of our outstanding capital stock, and our directors, founders and executive officers hold in the aggregate more than half of the total voting power of our outstanding capital stock. Accordingly, holders of shares of Class B common stock are able to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. This concentrated voting power limits or precludes other stockholders’ ability to influence the outcome of these matters. Holders of Class B common stock may have interests that differ from holders of Class A common stock and may vote in a way with which holders of Class A common stock disagree and which may be adverse to the interests of holders of Class A common stock. This concentrated voting power is likely to have the effect of limiting the likelihood of an unsolicited merger proposal, unsolicited tender offer or proxy contest for the removal of directors. As a result, our governance structure and Charter may have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices and make it more difficult to replace our directors and management. Furthermore, this concentrated voting power could discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to Class B common stock, which could also adversely affect the trading price of Class A common stock.
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
There are up to approximately 5 million shares of common stock that may be earned if the trading price is greater than or equal to certain earnout price thresholds ranging from $500 to $800 for any point in a trading day during 20 trading days in a 30 consecutive trading day period, of which approximately 1.3 million shares were earned as of December 31, 2025. The vast majority of the shares that are part of the earnout will not be subject to lock-up once the earnout conditions are met.

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

Ginkgo's CISO has primary responsibility for assessing and managing Ginkgo’s risks from cybersecurity threats. The CISO has public and private-sector experience in information technology and has served as Ginkgo’s CISO since 2025. Executive leadership provides oversight and governance through monthly business reviews of the cybersecurity program.

Ginkgo also has a Disclosure Committee, which is composed of representatives from executive leadership from various departments across Ginkgo (e.g., legal, finance, accounting). Their role is to determine materiality of a cyber incident and provide guidance with respect to any disclosure obligations resulting from a cyber incident.
Item 2. Properties.
Ginkgo’s headquarters are located in the Seaport district of Boston, Massachusetts and comprise a set of non-cancellable operating leases within a facility totaling over 320,000 square feet of office and laboratory space. These lease agreements expire on dates ranging from 2030 to 2036 and each contain one option to extend the lease for a five-year period at then-market rates. Of this 320,000 square feet of leased space, none is currently subleased, with an additional 196,000 available for sublease in connection with our restructuring.

We also lease approximately 164,000 square feet of office and lab space in Cambridge, Massachusetts; Emeryville, California; and Zeist, Netherlands. This includes 32,000 square feet subleased in Emeryville through 2030, and 63,000 square feet in Cambridge with leases ending in February 2026. We have exited the Cambridge spaces in connection with our restructuring.

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

We also own approximately 193,000 square feet of real property in West Sacramento, California, of which 16,000 is subleased and an additional 31,000 is available for sublease.

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
See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading on the NYSE under the symbol “DNA” on September 17, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of December 31, 2025, there were approximately 421 stockholders of record of our Class A common stock, 104 stockholders of record of our Class B common stock and 1 stockholder of record of our Class C common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units (#)		Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders (1)	6,002,588	(2)	$151.78	3,336,606	(3)
Equity compensation plans not approved by security holders (4)	34,119		—	292,172
Total	6,036,707		$151.78	3,628,778
(1)Includes the Ginkgo Bioworks Holdings, Inc. 2021 Equity Incentive Plan.
(2)Includes 366,567 shares of common stock issuable upon the exercise of outstanding stock options and 5,636,021 shares of common stock issuable upon settlement of outstanding restricted stock units.
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
(4)Includes the Ginkgo Bioworks Holdings, Inc. 2022 Inducement Plan.
Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Biotechnology Select Industry Index between September 17, 2021 (the date our common stock began trading on the NYSE after the SRNG Business Combination) through December 31, 2025. All values assume a $100 initial investment at market close on September 17, 2021 and data for the S&P 500 and the S&P Biotechnology Select indices assume reinvestment of all dividends.

Recent Sales of Unregistered Securities
On May 9, 2025, in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, we issued a total of 102,922 shares of our Class A common stock to StrideBio, Inc., valued at approximately $0.8 million, in settlement of the purchase price holdback amount payable in connection with Ginkgo’s acquisition of certain assets from StrideBio in 2023.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Further, this section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For discussion related to 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, filed with the United States Securities and Exchange Commission on February 25, 2025. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.
Overview
Our mission is to make biology easier to engineer.
Ginkgo sells services to government and commercial customers in two business segments: cell engineering, where we provide tools and biological R&D services across a range of industries, and biosecurity, where we provide services to customers who are working to identify, monitor, prevent, mitigate, and ultimately protect humanity from biological threats. An overview of these two business segments is provided below.
Cell Engineering
Ginkgo does not make end products; instead, we offer biological R&D services on our platform to enable our customers to bring their products to market. Historically, Ginkgo’s primary service offering has been cell engineering R&D services (solutions) where Ginkgo performs technical activities. In 2024, Ginkgo expanded its service offering to include services that provide our customers cell engineering tools for biological R&D, where Ginkgo enables its customers to conduct certain in-house R&D activities themselves. Our services are designed to offer customers better results on the dimensions of probability of success, speed, or cost – and ideally on all three.

The fundamental advantage of our cell engineering platform over traditional cell engineering done by hand at our customers’ labs is that our platform improves with scale while in-house cell engineering in our customers' labs largely does not. Compounding and mutually reinforcing improvements of our laboratory automation and software infrastructure—our Autonomous Lab—and our reusable data assets enable us to improve our services with each successive project.

Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D. We now offer services providing such data generation, AI and automation tools directly to Ginkgo customers. Our data assets comprise best practices for cell engineering, along with sequences and host cells that have been honed through dozens of programs and can be directly reusable for our cell engineering solutions. We now offer licenses to our host cells and other IP assets, such as our broad metagenomic library.

Cell engineering tools offerings

We charge customers fees for the services we provide in our cell engineering tools offerings. Fees for our automation solutions (RAC systems) are typically earned over a period that covers design, build, and deployment and range from six to twelve months. In addition, we offer support services for our RAC systems with fixed fees covering the support periods.
Fees for our Datapoints services are typically earned over a shorter period of time (weeks to months) than for cell engineering solutions, which may be multi-year programs. A typical deliverable for a Datapoints program is a data package. Fees for cell engineering solutions programs are typically structured as a fixed fee for a fixed scope of work.

Cell engineering solutions

Our cell engineering solutions are typically scoped and delivered as a program ranging in duration from several months to several years. A typical deliverable for the program would comprise an enzyme sequence, or an engineered strain or cell line and its associated bioprocess. For each of these programs, we generate economic value in two primary ways.

First, we charge service fees for Autonomous Lab services, in much the same way that cloud computing companies charge usage fees for utilization of computing capacity or CROs charge for services. R&D is inherently risky and our customers recognize that this is a cost they will incur regardless of success and whether they are working on the program in-house or with a partner. Typically, service fees for a program include a fixed fee for a fixed scope of work and may also include payments contingent upon hitting certain technical milestones. If we are able to deliver program results with less work through the use of Codebase assets and/or generative AI tools, then we can achieve the same revenue with lower cost or in a shorter duration. Service fees provide a strong foundation of revenue that is independent of any commercialization efforts by our partners.

Second, as the key enabling technology for our customers’ products, we have historically negotiated a value share with our customers (in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. Because we typically do not incur material downstream costs (e.g., manufacturing or product development, which our customers manage), these value share payments flow through with approximately 100% contribution margin. We have structured a variety of value sharing mechanisms, including royalties, lump-sum milestones, and equity payments. As Ginkgo has matured, we have shifted our downstream value towards milestone payments and commercial royalties rather than equity. In addition, commencing in the second quarter of 2024, we announced changes in prospective commercial terms, including the removal of downstream value share from certain program types.

This flexible business model allows for more predictable near-term revenue in up-front research fees and technical milestones without sacrificing our ability to create long-term value with asymmetric upside through downstream value share (typically in the form of a royalty stream, milestone, and/or equity share). As we add more programs to the platform over time, we expect downstream value share to contribute income, which could in turn grow our overall margins and cash flow profile for our cell engineering solutions. The realization of potential revenue related to downstream value in the form of potential future milestone payments and royalties and/or equity consideration is dependent upon a number of factors, including our ability to successfully develop engineered cells, bioprocesses, data packages, or other deliverables, and the product development and commercialization success of our customers.
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
Cell Engineering Revenue
We generate Cell Engineering revenue primarily through service and license agreements for our tools and solutions offerings. Under our automation solutions agreements we typically provide services related to the design, build, and deployment of our RAC systems as well as ongoing support services. Datapoints agreements typically include fixed fees for services related to producing a data package for our customers and are earned over a shorter time period than legacy cell engineering solutions projects. Under our solutions agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) service fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and/or (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the periods presented.
Cell Engineering revenue has historically included transactions with Platform Ventures and Legacy Structured Partnerships where we received non-cash consideration in the form of equity interests and financial instruments that are convertible into equity upon a triggering event. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. In some cases we issued the customer a prepaid Cell Engineering services credit in exchange for the upfront non-cash consideration, which can and has been drawn down as payment for R&D services performed under mutually agreed upon development plans. These arrangements are further described in Notes 7, 8, and 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K..
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
Biosecurity Revenue
We offer biosecurity services through our two core offerings: Canopy and Horizon. We are currently offering biomonitoring and bioinformatics support services domestically through our partnerships with the CDC and XpresCheck, and internationally. We are also engaged in a series of smaller partnerships that generate revenues through biosecurity services and R&D.
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
In general, these agreements stipulate that we are entitled to compensation for service revenue as services are performed, and for product revenue. The timing of revenue recognition depends on the identified performance obligations but is generally recognized over time or as results are reported to the customer.

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
Research and Development Expenses
The nature of our business, and primary focus of our activities, generates a significant amount of R&D expenses. R&D expenses represent costs incurred by us for the following:
•development, operation, expansion and enhancement of our Foundry and Codebase; and
•costs incurred to deliver our end-to-end cell engineering solutions offering to customers.
The activities above incur the following expenses:
•personnel compensation and benefits;
•rent, facilities, depreciation, software, professional fees and other direct and allocated overhead expenses; and
•laboratory supplies, consumables and related services provided under agreements with third parties and in-licensing arrangements.
We expense R&D expenses as incurred. We experienced lower R&D costs in 2025 compared to 2024 primarily due to our restructuring plan announced and commenced in the second quarter of 2024 as we rationalize our current development programs and prioritize our investments in our tools offerings. We expect that our R&D expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our R&D expenses could increase in 2026 due to continued investment in our tools offerings. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
We experienced lower G&A costs in 2025 compared to 2024 primarily due to our restructuring plan announced and commenced in the second quarter of 2024, as we began reducing our operational overhead. We expect that our G&A expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.
Impairment of Lease Assets
Impairment of lease assets relates to impairment losses recognized on a right-of-use asset and the related leasehold improvements associated with exited leased facilities.
Goodwill Impairment
In the second quarter of 2024, we fully impaired the goodwill attributable to our Cell Engineering reporting unit.
Restructuring Charges
Restructuring charges are related to our restructuring plan, which was announced and commenced in the second quarter of 2024. These charges primarily include severance and other employee termination costs from a reduction in force that commenced in 2024, as well as the impairment of a right-of-use asset due to the subleasing of a facility as part of real estate consolidation. Reductions in force were substantially completed in 2025. While the company completed the majority of our facility consolidation actions in 2025, we continue to look for opportunities for subleasing unused or underutilized facilities, which will extend beyond 2026 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.
Additional details are included in Note 3, Restructuring, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable debt securities.
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
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities reflects adjustments to the fair value of private placement warrants (“Private Placement Warrants”) and warrants formerly publicly traded on the NYSE (“Public Warrants”). These warrants, classified as liabilities, were assumed as part of our merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021, and were initially issued in connection with SRNG’s initial public offering. Warrant liabilities are remeasured at fair value at each balance sheet date and have substantially no value as of December 31, 2025.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of sublease rent income and changes in fair value of notes receivable that we elected to account for under the fair value option.
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
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $1.8 billion, of which $139.2 million will begin to expire in 2029 and $1.6 billion can be carried forward indefinitely. As of December 31, 2025, we had state net operating loss carryforwards of approximately $1.5 billion, of which $1.2 billion will begin to expire in 2030 and $257.5 million can be carried forward indefinitely. As of December 31, 2025, we had federal research and development tax credit carryforwards of approximately $38.8 million, which will begin to expire in 2029. As of December 31, 2025, we also had state research and development and investment tax credit carryforwards of approximately $31.4 million, which will begin to expire in 2030. The Company also had $3.9 million of foreign net operating losses as of December 31, 2025, of which $1.5 million will begin to expire in 2034 and $2.4 million can be carried forward indefinitely.
Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, R&D tax credits and other permanent differences. Our income tax provision may be affected by changes to our estimates.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table presents our result of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Cell Engineering revenue	$132,746	$173,972	$(41,226)
Biosecurity revenue:
Service	37,409	53,071	(15,662)
Total revenue	170,155	227,043	(56,888)
Costs and operating expenses:
Cost of Biosecurity service revenue (1)	31,521	38,549	(7,028)
Cost of other revenue (1)	15,451	5,999	9,452
Research and development (1)	243,773	424,061	(180,288)
General and administrative (1)	183,290	246,161	(62,871)
Goodwill impairment	—	47,858	(47,858)
Restructuring charges	11,398	24,172	(12,774)
Total operating expenses	485,433	786,800	(301,367)
Loss from operations	(315,278)	(559,757)	244,479
Other income (expense):
Interest income	22,616	38,612	(15,996)
Interest expense	—	(94)	94
Loss on investments	(16,411)	(28,827)	12,416
Loss on deconsolidation of subsidiaries	—	(7,013)	7,013
Change in fair value of warrant liabilities	—	5,701	(5,701)
Other (expense) income, net	(4,527)	3,870	(8,397)
Total other income (expense)	1,678	12,249	(10,571)
Loss before income taxes	(313,600)	(547,508)	233,908
Income tax benefit	(837)	(479)	(358)
Net loss	$(312,763)	$(547,029)	$234,266
(1)The following table presents the allocation of stock-based compensation expense, inclusive of employer payroll taxes.

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$34,837	$57,723
General and administrative	42,994	57,576
Cost of Biosecurity revenue	2,624	—
Cost of other revenue	2,249	—
Total	$82,704	$115,299
Cell Engineering Revenue
Cell Engineering revenue was $132.7 million in 2025, compared to $174.0 million in 2024, a decrease of $41.2 million. The decrease was primarily due to the recognition of $45.4 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated Motif FoodWorks, Inc. (“Motif”) contract in 2024, the recognition of $4.5 million in non-cash revenue from the release of a deferred revenue balance associated with the termination of contract with a related party in 2024, and decreases in revenue for certain programs with customers in the industrial biotechnology industry. These decreases were partially offset by the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. (“BiomEdit”) contract in 2025 (see Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details) and an increase in revenue related to programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries and with the U.S. government (healthcare and defense sectors).
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Cell Engineering revenue recognized relating to non-cash consideration decreased from $61.4 million in 2024 to $11.6 million in 2025. The decrease was primarily due to the recognition of $45.4 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated Motif contract in 2024, partially offset by lower non-cash revenue from other customers.
Biosecurity Revenue
Biosecurity revenue was $37.4 million in 2025, compared to $53.1 million in 2024, a decrease of $15.7 million. This decrease was primarily due to lower revenue related to programs with the U.S. government and a foreign government.
Cost of Biosecurity Service Revenue
Cost of Biosecurity service revenue was $31.5 million in 2025, compared to $38.5 million in 2024, a decrease of $7.0 million. This decrease was primarily due to cost reductions implemented during 2025 as well as a reduction in activities supporting a program with the U.S. government.
Cost of Other Revenue
Cost of other revenue was $15.5 million in 2025 and $6.0 million in 2024. This increase was primarily due to an increase in activity to support Datapoints contracts. These costs relate to our cell engineering customer offerings, Datapoints and lab automation solutions, which commenced in the second quarter of 2024. Costs associated with our end-to-end cell engineering solutions offering are included in research and development expenses.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform, which includes our Foundry and Codebase assets, to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, aggregating to $97.6 million and $184.9 million for the years ended December 31, 2025 and 2024, respectively. We also acquired and expensed in-process research and development primarily through the issuance of our equity, aggregating to zero and $19.8 million for the years ended December 31, 2025 and 2024, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services and routine costs and fees.
Research and development expenses were $243.8 million in 2025, compared to $424.1 million in 2024, a decrease of $180.3 million. This decrease was primarily driven by reductions of $64.5 million in personnel-related compensation and benefits expenses (net of $2.6 million tax credit), $39.6 million in rent and facilities expenses, $22.9 million in stock-based compensation expense (inclusive of employer payroll taxes), $19.8 million in acquired in-process research and development expense, $16.7 million in laboratory supplies, $7.9 million in allocated overhead expenses (reclassified from R&D to G&A and cost of sales), $9.3 million in depreciation and amortization, $5.4 million in temporary labor and contractors, and $1.8 million increase in other operating expenses. These decreases were partially offset by an increase of $7.6 million in information technology expenses primarily due to a shortfall in contractually committed spending related to our strategic cloud and AI partnership with Google Cloud (see Note 12 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).

General and Administrative Expenses
General and administrative expenses were $183.3 million in 2025, compared to $246.2 million in 2024, a decrease of $62.9 million. This decrease was primarily driven by reductions of $28.8 million in personnel-related compensation and benefits expenses (net of $0.9 million tax credit), $23.0 million in professional fees, $14.6 million in stock-based compensation expense (inclusive of employer payroll taxes), $8.1 million in allocated overhead expenses (reclassified from R&D to G&A), $7.4 million in earnout remeasurement expenses, $5.8 million reduction in impairment of construction in progress assets, $4.7 million in temporary labor and contractors, $4.0 million in travel, and $1.2 million in other operating expenses. These decreases were partially offset by an increase of $34.7 million in rent and facilities expenses primarily due to a new lease that commenced in the second quarter of 2024 and remains unoccupied.
Goodwill Impairment
In 2024, we recorded goodwill impairment expense of $47.9 million related to our Cell Engineering reporting unit, further discussed within “Critical Accounting Estimates” below.
Restructuring Charges
Restructuring charges were $11.4 million in 2025, compared to $24.2 million in 2024, a decrease of $12.8 million. The change was primarily driven by lower employee termination costs. See Note 3 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Interest Income
Interest income was $22.6 million in 2025, compared to $38.6 million in 2024, a decrease of $16.0 million. This decrease was primarily due to lower average cash and investment balances.
Loss on Investments
Loss on investments was $16.4 million in 2025, compared to $28.8 million in 2024, a decrease of $12.4 million. The change was primarily driven by lower impairment losses on our non-marketable equity investments in privately held companies, partially offset by fluctuations in the stock prices of marketable equity securities, compared to 2024. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Loss on Deconsolidation of Subsidiaries
In 2024, we recorded a $7.0 million loss on the deconsolidation of our former foreign subsidiary Altar as a result of a sale of this business.
Change in Fair Value of Warrant Liabilities
There was substantially no value related to these warrant liabilities as of December 31, 2025 and 2024. The change in fair value of warrant liabilities was a gain of $5.7 million in 2024. The change in fair value of warrant liabilities is primarily driven by reductions in the value of our common stock. Increases or decreases in the value of our common stock result in a loss or gain, respectively, in the fair value of warrant liabilities.
Other (Expense) Income, Net
Other (expense) income, net was $(4.5) million in 2025, compared to $3.9 million in 2024, a decrease of $8.4 million. This decrease was primarily due to losses on the change in fair value of a note receivable accounted for under the fair value option recorded in 2025.
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

	Year Ended December 31,
(in thousands)	2025	2024
Net loss (1)	$(312,763)	$(547,029)
Interest income	(22,616)	(38,612)
Interest expense	—	94
Income tax benefit	(837)	(479)
Depreciation and amortization	58,990	63,020
EBITDA	(277,226)	(523,006)
Stock-based compensation (2)	82,704	115,299
Impairment expense (3)	—	53,654
Restructuring charges (4)	11,398	24,172
Merger and acquisition related expenses (5)	(5,998)	4,417
Loss on investments	16,411	28,827
Loss on deconsolidation of subsidiaries	—	7,013
Change in fair value of warrant liabilities	—	(5,701)
Change in fair value of convertible notes	5,685	2,014
Adjusted EBITDA	$(167,026)	$(293,311)
(1)All periods include non-cash revenue when earned. For the year ended December 31, 2025 this included $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. (“BiomEdit”) contract. For the year ended December 31, 2024 this included $45.4 million recognized pursuant to the termination of revenue contracts with Motif and $4.5 million in non-cash revenue from the release of a deferred revenue balance associated with the termination of contract with a related party.
(2)For the years ended December 31, 2025 and 2024, includes $1.2 million and $3.0 million, respectively, in related employer payroll taxes.
(3)For 2024, includes $47.9 million related to goodwill impairment and $5.8 million related to lab equipment.
(4)Restructuring charges consist of employee termination costs from the reduction in force commenced in June 2024, as well as the impairment of a right-of-use asset relating to facilities consolidation.
(5)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) due diligence, legal, consulting and accounting fees associated with acquisitions, (ii) post-acquisition employee retention bonuses and severance payments, (iii) the fair value adjustments to contingent consideration liabilities resulting from acquisitions, and (iv) costs associated with the Zymergen Bankruptcy, as well as securities litigation costs, net of insurance recovery. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero and $19.8 million for the years ended December 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
On August 19, 2024, with the approval of our board of directors and shareholders, we effected a one-for-forty (1:40) reverse stock split for our common stock. Accordingly, all common shares presented herein have been retrospectively adjusted to reflect the reverse stock split.
Sources of Liquidity
As of December 31, 2025, we had cash and cash equivalents of $167.2 million and marketable securities of $255.4 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Annual Report on Form 10-K.
At-The-Market Program
On August 7, 2025, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2025, on which we registered for sale up to $500 million of any combination of our Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that we may determine. On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC, who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through December 31, 2025, the Company has issued 1.9 million shares of Class A common stock under the Sales Agreement for net proceeds of $18.1 million. We currently intend to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, financing our operations, technology development, working capital and capital expenditures.
Material Cash Requirements
We anticipate that our expenditures will exceed our revenue through at least the next 12 months from the date of filing of this Annual Report on Form 10-K, as we:
•continue our R&D activities under existing and new programs and further invest in and expand our tools offerings;
•upgrade, expand or adapt our operational, financial and management systems and support our operations;
•potentially acquire and integrate companies, assets or intellectual property that advance our company objectives; and
•maintain, expand, and protect our intellectual property.
Leases
We have various noncancelable operating leases for office and laboratory space, with significant leases expiring between 2030 and 2039. As of December 31, 2025, we have fixed minimum rental commitments under noncancellable operating leases of $56.3 million in 2026 and $606.5 million thereafter, plus additional variable rents. See Note 10 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Purchase Obligations
In August 2023, the Company entered into a five-year strategic cloud and AI partnership with Google Cloud, which included minimum annual commitments to purchase cloud hosting services. The partnership previously included minimum annual commitments over the contract years ending August 27, 2027 to purchase cloud hosting services in exchange for various discounts on such services. The aggregate $289 million future purchase commitment included minimum annual commitments were as follows: year 1, $8.0 million; year 2, $28.0 million; year 3, $54.0 million; year 4, $86.0 million; and year 5, $113.0 million. Effective October 3, 2025, the Company entered into amendment that revised the total aggregate future purchase commitment to $110 million and reset the annual commitments as follows (each annual year is defined as October 3 to October 2): year 1 (starting on October 3, 2025), $6.0 million; year 2, $8.0 million; year 3, $12.0 million; year 4, $18.0 million; year 5, $28.0 million; year 6, $38.0 million. The Company recognized a contractual liability of $20.9 million during year ended December 31, 2025 as a result of shortfall in purchasing relative to its commitments under the original agreement. The Company is required to make a one-time payment of $14.0 million to be released from its minimum annual commitment obligations under the original agreement in January 2026. If the Company does not meet its minimum annual commitment obligations in the future, additional shortfall liabilities may be incurred and future contractual losses may be material.
Effective April 1, 2025, the Company entered into an amendment to its four-year supply agreement with Twist for the purchase of diverse products including synthetic DNA. The original agreement was effective as of April 1, 2022 and obligated the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1, $10.0 million; year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million. The amendment converts the remaining minimum annual commitments into non-refundable payments creditable against future purchases by the Company, with no expiration. The Company paid $4.0 million in April 2025 and is obligated to non-refundable payments of $5.0 million on April 1, 2026 and $6.0 million on April 1, 2027, respectively. A contractual loss of $8.7 million was recorded in the year ended December 31, 2025.
Surety Bond
In 2026, the Company will be required to fund a surety bond in the amount of $47.0 million to fulfill its obligations under a contract with a U.S. Government National Laboratory related to the sale of RAC automation equipment. The $47.0 million will be restricted until the Company completes all of its obligations under the contract. Currently the Company expects the cash to be restricted until 2029.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(171,059)	$(319,585)
Investing activities	(240,289)	(62,236)
Financing activities	17,775	(1,739)
Effect of exchange rate changes	201	(281)
Net decrease in cash, cash equivalents and restricted cash	$(393,372)	$(383,841)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 consisted of a net loss of $312.8 million, adjusted for a net decrease in cash due to changes in operating assets and liabilities of $44.1 million and non-cash charges of $185.8 million. The net change in operating assets and liabilities was primarily driven by a $32.4 million decrease in deferred revenue primarily from one-time releases of deferred revenue balances associated with terminated customer contracts and the recognition of previously deferred revenue, a $27.9 million decrease in operating lease liabilities from rent payments, and a $5.2 million increase in prepaid expenses and other current assets; partially offset by a $10.4 million increase in accrued expenses and other current liabilities and an $11.5 million increase in other non-current liabilities due to shortfalls in contractually committed spending related to our contracts with Twist and Google Cloud (see Note 12 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details), and a $3.8 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $59.0 million in depreciation and amortization, $81.5 million in stock-based compensation expense, $16.4 million loss on investments, and $30.1 million non-cash lease expense.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 primarily consisted of purchases of marketable debt securities of $418.6 million, maturities of marketable debt securities of $159.5 million, and sales of marketable debt securities of $25.9 million, and $7.7 million in purchases of property and equipment related to the build-out of new office and laboratory space near our headquarters.
Net cash used in investing activities for the year ended December 31, 2024 primarily consisted of $62.5 million in purchases of property and equipment related to a build out of new office and laboratory space being developed near our headquarters, $5.4 million paid for the acquisition of certain Zymergen assets, offset by $4.5 million in proceeds from the sale of marketable securities.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 primarily consisted of $18.1 million in net proceeds from the ATM offering and $0.4 million of principal payments on finance leases.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of December 31, 2025, we had cash equivalents and marketable debt securities of $382.9 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation (loss) gain was $3.5 million and $(4.8) million for the years ended December 31, 2025 and 2024, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 and 2024.
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 in Part IV, Item 15, “Exhibits, Financial Statement Schedules” and are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, we concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ginkgo Bioworks Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ginkgo Bioworks Holdings, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2025.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2025.

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

10.11+
Form of Incentive Stock Option Agreement, granted under the Ginkgo Bioworks, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.12+
Form of Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.13+
Form of Restricted Stock Agreement, granted under the Ginkgo Bioworks, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.14+
Form of Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025)

10.15+
Form of Stock Option Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.16+
Form of Global Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.17+
Form of Performance-Based Restricted Stock Unit Agreement, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025)

10.18†‡
Lease Agreement, dated December 22, 2011, between Zoom Group LLC and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.19†
First Amendment to Lease Agreement, dated April 1, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.20†
Second Amendment to Lease, dated August 1, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.21
Third Amendment to Lease, dated August 15, 2014 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.22†
Fourth Amendment to Lease, dated May 1, 2016 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.23†
Fifth Amendment to Lease, dated May 31, 2016 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.24
Sixth Amendment to Lease, dated August 5, 2016 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.25†
Seventh Amendment to Lease, dated July 31, 2017 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.26†
Eighth Amendment to Lease, dated March 23, 2018 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.27†
Ninth Amendment to Lease, dated September 6, 2018 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.28†
Tenth Amendment to Lease, dated July 29, 2020 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.29†
Eleventh Amendment to Lease, dated August 14, 2020 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.30†
Twelfth Amendment to Lease, dated January 13, 2021 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-256121), filed with the SEC on June 28, 2021)

10.31†
Thirteenth Amendment to Lease, dated September 6, 2021 (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-258712), filed with the SEC on September 15, 2021)

10.32
Fourteenth Amendment to Lease Agreement, dated June 1, 2022, by and between BCP-CG 27 Property LLC and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.33
Fifteenth Amendment to Lease Agreement, dated August 9, 2023, by and between BCP-CG 27 Property LLC and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024)

10.34
Lease Agreement, dated March 18, 2016, by and between Jamestown 21-23-25 Drydock, L.P. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.35†‡
First Amendment to Lease Agreement, dated August 13, 2018 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.36†
Second Amendment to Lease Agreement, dated August 10, 2022, by and between IDB 21-25 Drydock Limited Partnership and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2022)

10.37
Sublease, dated December 10, 2019, by and between Stanley Convergent Security Solutions, Inc., and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.38†‡
License Agreement, dated September 11, 2020, by and between Jamestown 21-23-25 Drydock, L.P. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.39†+
Offer Letter, dated October 7, 2020, between Ginkgo Bioworks, Inc. and Mark Dmytruk (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement (File No. 333-256121), filed with the SEC on June 28, 2021)

10.40+
Ginkgo Bioworks Holdings, Inc. Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025)

10.41+	Form of Founder Equity Grant Agreement (incorporated by reference to Exhibit 10.40 of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)

10.42	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.41 of SRNG’s Form S-4/A (File No. 333-256121), filed with the SEC on August 4, 2021)

10.43
Sponsor Support Agreement, dated as of May 11, 2021, by and among Eagle Equity Partners III, LLC, Ginkgo Bioworks, Inc., Soaring Eagle Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.4 of SRNG’s Current Report on Form 8-K (File No. 001-40097), filed with the SEC on May 11, 2021)

10.44+
Form of Stock Option Agreement for 2024 Founder Award Program, granted under the Ginkgo Bioworks Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024)

10.45+
Compensation Adjustment Letter dated May 30, 2025, between Ginkgo Bioworks, Inc. and Steven Coen (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025)

10.46
Sales Agreement, dated September 4, 2025, by and among the Ginkgo Bioworks Holdings, Inc. and Allen & Company LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on Sept 4, 2025)

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

GINKGO BIOWORKS HOLDINGS, INC.
Date: February 26, 2026	By:	/s/ Jason Kelly
Jason Kelly
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kelly	Chief Executive Officer and Director	February 26, 2026
Jason Kelly	(Principal Executive Officer)

/s/ Steven Coen	Chief Financial Officer	February 26, 2026
Steven Coen	(Principal Financial Officer)

/s/ Shyam Sankar	Director, Chair of the Board	February 26, 2026
Shyam Sankar

/s/ Ross Fubini	Director	February 26, 2026
Ross Fubini

/s/ Christian Henry	Director	February 26, 2026
Christian Henry

/s/ Sri Kosuri	Director	February 26, 2026
Sri Kosuri

/s/ Reshma Shetty	President and Director	February 26, 2026
Reshma Shetty

/s/ Harry E. Sloan	Director	February 26, 2026
Harry E. Sloan

GINKGO BIOWORKS HOLDINGS, INC.
Index to Consolidated Financial Statements as of December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ginkgo Bioworks Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ginkgo Bioworks Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Cell Engineering Revenue Recognition — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company generates Cell Engineering revenue primarily through service and license agreements for its tools and solutions offerings. Cell Engineering revenue was $133 million for the year ended December 31, 2025. The Company generally recognizes Cell Engineering revenue over time based on the cost incurred to date relative to total expected costs or for cost-plus contracts, as costs are incurred. The Company evaluates its measure of progress to recognize revenue at each reporting period and, as necessary, adjusts the measure of progress and related revenue recognition. The Company’s measure of progress and revenue recognition involves significant judgment and assumptions, including, but not limited to, evaluating contract terms and estimating the cost to complete the performance obligation.

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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ginkgo Bioworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Ginkgo Bioworks Holdings, Inc. (the Company) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
February 29, 2024, except for note 16 and the effects of the reverse stock split described in note 2, as to which the date is February 25, 2025

Ginkgo Bioworks Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$167,202	$561,572
Marketable securities	255,418	—
Accounts receivable, net	24,026	21,857
Accounts receivable - related parties	229	586
Prepaid expenses and other current assets	24,963	18,729
Total current assets	471,838	602,744
Property, plant and equipment, net	167,783	203,720
Operating lease right-of-use assets	360,918	394,435
Investments	15,066	48,704
Intangible assets, net	56,924	72,510
Other non-current assets	47,167	55,336
Total assets	$1,119,696	$1,377,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,566	$14,169
Deferred revenue (includes $98 and $795 from related parties)	18,946	27,710
Accrued expenses and other current liabilities	66,458	65,387
Total current liabilities	95,970	107,266
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,787 and $72,260 from related parties)	75,182	98,783
Operating lease liabilities, non-current	417,078	438,766
Other non-current liabilities	22,876	16,576
Total liabilities	611,106	661,391
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 13)	6	5
Additional paid-in capital	6,657,053	6,555,416
Accumulated deficit	(6,150,320)	(5,837,557)
Accumulated other comprehensive income (loss)	1,851	(1,806)
Total stockholders’ equity	508,590	716,058
Total liabilities and stockholders’ equity	$1,119,696	$1,377,449
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Cell Engineering revenue (1)	$132,746	$173,972	$143,531
Biosecurity revenue:
Service	37,409	53,071	78,975
Product	—	—	28,949
Total revenue	170,155	227,043	251,455
Costs and operating expenses:
Cost of Biosecurity service revenue	31,521	38,549	46,524
Cost of Biosecurity product revenue	—	—	7,481
Cost of other revenue	15,451	5,999	—
Research and development	243,773	424,061	580,621
General and administrative	183,290	246,161	385,025
Impairment of lease assets	—	—	96,210
Goodwill impairment	—	47,858	—
Restructuring charges	11,398	24,172	—
Total operating expenses	485,433	786,800	1,115,861
Loss from operations	(315,278)	(559,757)	(864,406)
Other income (expense):
Interest income	22,616	38,612	57,217
Interest expense	—	(94)	(93)
Loss on equity method investments	—	—	(2,635)
Loss on investments	(16,411)	(28,827)	(54,827)
Loss on deconsolidation of subsidiaries	—	(7,013)	(42,502)
Change in fair value of warrant liabilities	—	5,701	5,168
Other (expense) income, net	(4,527)	3,870	9,138
Total other income (expense)	1,678	12,249	(28,534)
Loss before income taxes	(313,600)	(547,508)	(892,940)
Income tax benefit	(837)	(479)	(71)
Net loss	$(312,763)	$(547,029)	$(892,869)
Net loss per share	$(5.64)	$(10.54)	$(18.37)
Weighted average common shares outstanding:	55,457,676	51,894,639	48,610,507
Comprehensive loss:
Net loss	$(312,763)	$(547,029)	$(892,869)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,531	(4,782)	4,116
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	1,492	—
Unrealized gain on available-for-sale securities	126	—	—
Total other comprehensive income (loss)	3,657	(3,290)	4,116
Comprehensive loss	$(309,106)	$(550,319)	$(888,753)
(1)Includes related party revenue of $8,784, $53,041, and $22,222 for the years ended December 31, 2025, 2024, and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance as of December 31, 2022	47,299,399	$5	$6,136,563	$(4,397,659)	$(2,632)	$1,736,277
Issuance of common stock upon exercise or vesting of equity awards	2,469,178	—	555	—	—	555
Tax withholdings related to net share settlement of equity awards	(360)	—	(23)	—	—	(23)
Settlement of contingent consideration	96,198	—	8,896	—	—	8,896
Issuance of common stock for asset acquisitions	119,278	—	6,820	—	—	6,820
Issuance of common stock in exchange for services	50,587	—	2,500	—	—	2,500
Forfeiture of restricted stock	(1,407)	—	—	—	—	—
Stock-based compensation expense and other	—	—	230,880	—	—	230,880
Foreign currency translation	—	—	—	—	4,116	4,116
Net loss	—	—	—	(892,869)	—	(892,869)
Balance as of December 31, 2023	50,032,873	5	6,386,191	(5,290,528)	1,484	1,097,152
Issuance of common stock upon exercise or vesting of equity awards	1,783,763	—	543	—	—	543
Payment for fractional shares after reverse stock split	—	—	(4)	—	—	(4)
Settlement of contingent consideration	1,385,532	—	14,742	—	—	14,742
Issuance of common stock for asset acquisitions	802,038	—	36,801	—	—	36,801
Issuance of common stock in exchange for services	361,579	—	4,799	—	—	4,799
Reclassification of foreign currency translation adjustment realized upon sale of foreign subsidiary	—	—	—	—	1,492	1,492
Stock-based compensation expense	—	—	112,344	—	—	112,344
Foreign currency translation	—	—	—	—	(4,782)	(4,782)
Net loss	—	—	—	(547,029)	—	(547,029)
Balance as of December 31, 2024	54,365,785	5	6,555,416	(5,837,557)	(1,806)	716,058
Issuance of common stock upon exercise or vesting of equity awards	1,798,041	—	—	—	—	—
Issuance of common stock in ATM offering, net of $(1,393) issuance costs	1,940,550	—	18,078	—	—	18,078
Release of 24,913 common shares from escrow related to acquisition	—	—	1,237	—	—	1,237
Issuance of common stock in settlement of purchase price holdback	102,922	1	776	—	—	777
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Stock-based compensation expense	—	—	81,546	—	—	81,546
Other comprehensive income	—	—	—	—	3,657	3,657
Net loss	—	—	—	(312,763)	—	(312,763)
Balance as of December 31, 2025	58,207,298	$6	$6,657,053	$(6,150,320)	$1,851	$508,590
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(312,763)	$(547,029)	$(892,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,990	63,020	70,507
Stock-based compensation	81,546	112,344	229,884
Goodwill impairment	—	47,858	—
Restructuring related impairment charges	—	4,823	—
Non-cash customer consideration	—	(1,117)	(1,373)
Loss on equity method investments	—	—	2,635
Loss on investments	16,411	28,827	54,827
Change in fair value of notes receivable	5,685	2,014	2,416
Change in fair value of warrant liabilities	—	(5,701)	(5,168)
Change in fair value of contingent consideration liability	(4,232)	3,214	9,168
Loss on deconsolidation of subsidiaries	—	7,013	42,502
Impairment of long-lived assets	—	5,796	121,404
Deferred income tax benefit	(1,364)	(936)	(801)
Loss on disposal of equipment	—	844	842
Non-cash lease expense	30,082	28,095	28,313
Non-cash in-process research and development	—	19,796	9,182
Accretion of discount on marketable securities	(3,390)	—	—
Other non-cash activity	2,064	1,224	3,194
Changes in operating assets and liabilities:
Accounts receivable ($357, $156 and $816 from related parties)	(1,473)	(4,725)	50,068
Prepaid expenses and other current assets	(5,247)	10,085	10,473
Operating lease right-of-use assets	3,814	23,463	9,275
Other non-current assets	296	(1,394)	2,570
Accounts payable	(2,992)	4,771	(1,183)
Accrued expenses and other current liabilities	10,376	(40,438)	16,899
Deferred revenue, current and non-current ($(8,147), $(51,422) and $(17,018) from related parties)	(32,393)	(68,645)	(35,917)
Operating lease liabilities, current and non-current	(27,932)	(14,881)	(22,800)
Other non-current liabilities	11,463	2,094	452
Net cash used in operating activities	(171,059)	(319,585)	(295,500)
Cash flows from investing activities:
Purchases of marketable debt securities	(418,630)	—	—
Maturities of marketable debt securities	159,483	—	—
Proceeds from sale of marketable debt securities	25,899	—	—
Purchases of property and equipment	(7,665)	(62,541)	(40,801)
Deconsolidation of subsidiaries - cash	—	—	(42,980)
Business acquisitions, net of cash acquired	—	(5,400)	—
Purchases of notes receivable	—	—	(350)
Proceeds from sales of marketable equity securities	—	4,519	—
Proceeds from sale of equipment	574	648	4,428
Other	50	538	(990)
Net cash used in investing activities	(240,289)	(62,236)	(80,693)
Cash flows from financing activities:
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Proceeds from ATM offering	19,469	—	—
Payment of issuance costs related to ATM offering	(1,340)	—	—
Proceeds from exercise of stock options	—	84	93
Taxes paid related to net share settlement of equity awards	—	—	(23)
Principal payments on finance leases	(354)	(897)	(1,295)
Contingent consideration payment	—	(922)	(1,411)
Payment of equity issuance costs and other	—	(4)	(580)
Net cash provided by (used in) financing activities	17,775	(1,739)	(3,216)
Effect of foreign exchange rates on cash and cash equivalents	201	(281)	(588)
Net decrease in cash, cash equivalents and restricted cash	(393,372)	(383,841)	(379,997)

Cash and cash equivalents, beginning of year	561,572	944,073	1,315,792
Restricted cash, beginning of year	44,171	45,511	53,789
Cash, cash equivalents and restricted cash, beginning of year	605,743	989,584	1,369,581

Cash and cash equivalents, end of year	167,202	561,572	944,073
Restricted cash, end of year	45,169	44,171	45,511
Cash, cash equivalents and restricted cash, end of year	$212,371	$605,743	$989,584
The accompanying notes are an integral part of these consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation
Business
Ginkgo Bioworks Holdings, Inc.'s (“Ginkgo” or the “Company”) mission is to make biology easier to engineer. Ginkgo sells services to government and commercial customers in two business segments: cell engineering, where we provide tools and biological R&D services across a range of industries, and biosecurity, where we provide services to customers who are working to identify, monitor, prevent, mitigate, and ultimately protect humanity from biological threats.
Cell Engineering
Ginkgo does not make end products; instead, Ginkgo offers biological R&D services on our platform to enable our customers to bring their products to market. Historically, Ginkgo’s primary service offering has been cell engineering R&D services (solutions) where Ginkgo performs technical activities. In 2024, Ginkgo expanded its service offering to include services that provide our customers cell engineering tools for biological R&D, where Ginkgo enables its customers to conduct certain in-house R&D activities themselves. Ginkgo's services are designed to offer customers better results on the dimensions of probability of success, speed, or cost – and ideally on all three.

Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D.

Biosecurity
Ginkgo's primary biosecurity customers are governments. Ginkgo currently provides biosecurity services via two core offerings as introduced in early 2024:
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Reverse Stock Split. Shareholders entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. The number of authorized shares of common stock was not reduced.
Variable Interest Entities
The Company evaluates its variable interests in variable interest entities (“VIE”) and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of each VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion. As of December 31, 2025 and 2024, the maximum risk of loss related to the Company’s VIEs was limited to the carrying value of its investment in such entities.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, trade accounts receivable, marketable securities and notes receivable. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation. The Company believes that it is not exposed to significant credit risk as its deposits are generally held in financial institutions that management believes to be of high credit quality. To date, the Company has not experienced any material write-offs related to its trade accounts receivable. A portion of the Company’s Biosecurity revenue is derived from sales of services to foreign government agencies in certain developing countries. The Company is exposed to credit risk on its marketable securities. The Company’s policy is for no one issuer or group of issuers from the same holding company is to exceed 10% of the marketable securities portfolio at the time of purchase, with the exception of U.S. government securities or agencies, U.S. Treasuries, bank sweep and deposit programs and money market funds. The Company’s maximum credit risk exposure with respect to notes receivable is equivalent to the carrying value of the notes as of the balance sheet date.
For the year ended December 31, 2025, one customer in the Cell Engineering segment accounted for 15% of the Company’s total revenue, while one customer in the Biosecurity segment accounted for 12% of the Company’s total revenue. For the year ended December 31, 2024, two customers in the Cell Engineering segment accounted for 13% and 20% of the Company’s total revenue, while one customer in the Biosecurity segment accounted for 16% of the Company’s total revenue. For the year ended December 31, 2023, one customer in the Cell Engineering segment and one customer in the Biosecurity segment accounted for 12% and 11%, respectively, of the Company's total revenue.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
agreement. Restricted cash is included in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheet.
Allowance for Credit Losses
The Company maintains an allowance for credit losses to provide for the estimated amounts of receivables that will not be collected over the estimated life of the assets. The allowance is calculated by considering previous loss history, delinquency of receivables balances, current economic conditions and anticipated future economic conditions in the geographies and industries in which the Company’s customers operate. To the extent an individual customer’s credit quality deteriorates, the Company measures an allowance based on the risk characteristics of the individual customer. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. The allowance is calculated at each reporting period with changes recorded to general and administrative expense in the consolidated statements of operations and comprehensive loss. Accounts receivable are net of an allowance for credit losses of $2.2 million and $1.9 million at December 31, 2025 and 2024, respectively. There were no material changes in the allowance for credit losses for the years ended December 31, 2025 and 2024.
Marketable Securities
In 2025, the Company began investing its excess cash in marketable debt securities. All debt securities are classified as available-for-sale at the time of purchase. Available-for-sale debt securities, including those with maturities extending beyond one year, are classified as current assets on the balance sheet due to their highly liquid nature and because they are considered available for use in current operations. Debt securities that are highly liquid and have original maturities of three months or less at the time of acquisition are classified as cash equivalents on the consolidated balance sheet. The Company considers securities to be highly liquid if they can be readily converted to cash with an insignificant risk of changes in value, typically due to active markets and high credit quality.
Unrealized gains and losses on available-for-sale marketable debt securities that are not related to credit losses are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Amortization of premium or accretion of discount, along with interest income earned on debt securities, is included in interest income, net. Realized gains and losses, if any, are included in other income (expense), net, and the cost of securities sold is determined using the specific-identification method.
As of the balance sheet date, the Company evaluates its debt securities in an unrealized loss position to determine the extent of the loss, if any, that is attributable to expected credit losses. Expected credit losses on debt securities are recorded as an allowance on the balance sheet, with an offsetting amount recognized in other income (expense), net, in the consolidated statements of operations and comprehensive loss. To date, the Company has not recorded any credit losses on its marketable debt securities.
Marketable securities also includes equity securities of publicly-traded companies that are considered to be available for use in current operations. Equity securities of publicly-traded companies that are not considered to be available for use in current operations are presented within investments on the consolidated balance sheet.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investees, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the consolidated balance sheet. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investees, the carrying value of its equity method investments will not be reduced below zero. The Company had no commitment to fund additional losses of its equity method investments during the years ended December 31, 2025, 2024 and 2023.
The Company evaluates its equity method investments for impairment whenever events or circumstances indicate that the carrying value of the investment may not be recoverable. The Company considers the investee’s financial position, forecasts and economic outlook, and the estimated duration and extent of losses to determine whether a recovery is anticipated. An impairment that is other-than-temporary is recognized in the period identified. The Company has not recognized an impairment loss related to its equity method investments for the years ended December 31, 2025, 2024 and 2023.
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
Investments in marketable equity securities or warrants of publicly-traded companies are measured at fair value with subsequent changes in fair value recorded in loss on investments in the consolidated statements of operations and comprehensive loss. Marketable equity securities are classified as non-current on the balance sheet if they are not currently available for sale.
Investments in non-marketable equity securities of privately-held companies and SAFEs, which do not have readily determinable fair values, are carried at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. An equity security without a readily determinable fair value is written down to its fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
investment is less than its carrying value. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment. See Notes 5 and 7 for additional information on Investments.
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
The Company valued its money market fund holdings, notes receivable marketable debt securities, marketable equity securities, warrant liabilities and contingent consideration liabilities at fair value on a recurring basis. The carrying amounts of the Company’s other financial instruments, which include accounts receivable, certain prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying value of the long-lived assets to the future undiscounted cash flows expected to be generated by the assets. In determining the expected future cash flows, the Company uses assumptions believed to be reasonable, but which inherently uncertain. Actual future cash flows may differ from the estimates used in impairment testing. The Company recognizes an impairment loss when and to the extent that the estimated fair value of long-lived asset is less than the carrying value. See Notes 3, 10 and 11 for a description of impairment losses recorded on long-lived assets.
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
Goodwill
Goodwill represented the excess of the acquisition cost over the fair market value of the net assets acquired. All goodwill was allocated to the Cell Engineering reporting unit and segment identified in Note 16. The Company considers various qualitative factors that could indicate impairment of goodwill such as macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities and market capitalization. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment to compare the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized limited to the total amount of goodwill allocated to that reporting unit. A combination of the income approach and the market approach may be used to determine fair value of the reporting unit. The Company recorded a full goodwill impairment during the year ended December 31, 2024 (see Note 9). No impairment losses were recognized during the years ended December 31, 2025, and 2023.
Leases
In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at contract inception based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. For leases with terms greater than 12 months, the Company recognizes a right-of-use asset (“ROU asset”) and a lease liability as of the lease commencement date on the balance sheet. ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are measured based on the present value of fixed lease payments that are unpaid as of the lease commencement date. The Company’s ROU assets balance is increased by any initial direct costs and reduced by lease incentives received or expected to be received. Some of the Company's leases include options to extend or terminate the lease; these options are included in the lease term for calculations of its ROU assets and liabilities when it is reasonably certain that the Company will exercise those options.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
We generate Cell Engineering revenue primarily through service and license agreements for our tools and solutions offerings. Under our automation solutions agreements we typically provide services related to the design, build, and deployment of our RAC systems as well as ongoing support services. These agreements typically include a fee for the sale and installation of RAC hardware and a fee for follow on support services and control software. Datapoints agreements typically include fixed fees for services related to producing a data package for our customers and are earned over a shorter time period than legacy cell engineering solutions projects. Under our solutions agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) service fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and/or (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the periods presented.
Cell Engineering revenue has historically included transactions with Platform Ventures and Legacy Structured Partnerships where we received non-cash consideration in the form of equity interests and financial instruments that are convertible into equity upon a triggering event. We view the upfront non-cash consideration as prepayments for licenses which will be granted in the future as we complete mutually agreed upon technical development plans. In these instances, we also receive cash consideration for the R&D services performed by us on a fixed fee or cost-plus basis. We are not compensated through additional milestone or royalty payments under these arrangements. As we perform R&D services under the mutually agreed upon development plans, we recognize a reduction in the prefunded obligation on a cost-plus basis. In some cases we issued the customer a prepaid Cell Engineering services credit in exchange for the upfront non-cash consideration, which can and has been drawn down as payment for R&D services performed under mutually agreed upon development plans. These arrangements are further described in Notes 7, 8, and 17.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Certain agreements include payment in the form of equity securities or other financial instruments that convert into equity upon a triggering event. Any non-cash consideration is measured at its estimated fair value at contract inception. For equity securities and financial instruments that are not actively traded, the estimated fair value is generally determined by referencing a recent financing round or utilizing a scenario-based valuation model. Significant unobservable inputs are used in these valuations, including expectations regarding future financings of the customer, scenario dates and probabilities, expected volatility, discount rates, and recovery rates. Changes in these assumptions can materially affect the fair value of the non-cash consideration and, consequently, the total revenue recognized for the contract. The Company did not have material non-cash consideration included in contracts entered into during the years ended December 31, 2025 and 2024, but does continue to recognize non-cash revenue from contracts originating in prior periods.
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
For agreements where licenses or assignments are considered separate performance obligations or represent the only performance obligation, the Company recognizes revenue at the point in time when the license is effectively granted, as the licenses or assignments represent functional intellectual property. For agreements where licenses and research and development services are combined into a single performance obligation, the Company recognizes revenue over the performance period using the cost-to-cost method. This method measures progress based on the ratio of costs incurred to date to total estimated costs, as it best reflects the transfer of control to the customer for obligations satisfied over time. For automation sales the Company typically recognizes revenue at a point in time at which the hardware has been installed and passed acceptance testing at the customer site. The ongoing support services are recognized over time on a straight line basis over the related support period.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
Through December 31, 2025 any costs to obtain contracts with customers were immaterial.
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
The Company’s contracts with customers are generally three years or less in length and contain a fixed amount of consideration. Under typical payment terms for testing services, amounts are billed monthly in arrears for services performed or in advance based on contractual billing terms.
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
Cost of Other Revenue
Cost of other revenue consists of costs related to the Company's Cell Engineering tools offerings, including Datapoints and lab automation solutions. Such costs primarily include hardware, software, materials and labor. Costs related to the Company’s end-to-end cell engineering solutions offering in which the Company retains rights to intellectual property are included in research and development expenses.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2025 and 2024, the Company did not have any uncertain tax positions.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains on available-for-sale securities.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), which focuses on improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public business entities on an annual basis (1) disclose specific categories in the tabular rate reconciliation, using both percentages and reporting currency amounts, and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company adopted this standard on January 1, 2025 using the prospective method. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Board of Directors, approved and commenced a restructuring plan. This plan includes a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and continued throughout 2025. All reductions were substantially complete in 2025. The Company has consolidated certain facilities through various actions, including

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities, and has taken or plans to take other related measures, such as the sale of its subsidiary, Altar, in the third quarter of 2024 (see Note 4). While the Company completed the majority of its facility consolidation actions in 2025 we continue to look for opportunities for subleasing unused or underutilized facilities, which will extend beyond 2026 or may not occur prior to termination of such lease, depending on market conditions. Additionally, restructuring expenses related to potential asset impairments or contract amendments or terminations for any facilities no longer in use or underutilized could be material.

The costs for the reduction in force are expected to range from $31.0 million to $32.0 million primarily in the Cell Engineering segment and consist of cash severance and related costs. The employee termination costs are recognized as of the communication date to employees, given (i) the Company instituted a one-time employee termination benefit related to its restructuring, and (ii) the employees will not be retained to render service beyond a minimum retention period. The Company is currently unable to estimate the costs associated with consolidating its facilities. These costs may include, but are not limited to, losses on subleases, contract terminations, asset impairments, sale or disposal of equipment or other long-lived assets, and related costs and fees pertaining to the consolidation, closure, or disposition of facilities. Additional charges may be incurred as the Company progresses its restructuring plan and such charges could be material.
The following table presents restructuring costs incurred during the years ended December 31, 2025 and 2024, which are recorded as “Restructuring charges” in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Employee termination costs and other	$11,398	$19,349
Impairment of right-of-use asset (1)	—	4,823
Total restructuring	$11,398	$24,172
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
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet as of December 31, 2025 (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2024	$2,854
Expenses incurred	11,398
Cash payments	(11,651)
Liability balance at December 31, 2025	$2,601
4. Acquisitions and Divestitures
2024 AgBiome Acquisition
On April 10, 2024, the Company acquired certain platform assets, including fully sequenced and isolated strains, unique gene sequences, relevant functional data and metadata, and a development pipeline from AgBiome, Inc. (“AgBiome”), a biotechnology company in the agriculture industry. These assets expanded the Company’s proprietary unified metagenomics database. The fair value of the consideration transferred totaled $18.2 million and was paid with the issuance of 407,240 shares of Ginkgo's Class A common stock. The Company accounted for the transaction as an asset

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
acquisition since substantially all of the value received was concentrated in the acquired developed technology, which is being amortized over a useful life of three years.
2024 Other Asset Acquisitions
The Company completed three other asset acquisitions during the year ended December 31, 2024. The aggregate purchase price for the three acquisitions was $19.8 million and was paid with the issuance of 394,799 shares of Ginkgo’s Class A common stock. Each transaction was accounted for as an asset acquisition as the acquired assets, consisting primarily of intellectual property rights, did not meet the definition of a business. The assets acquired represent in-process research and development with no alternative future use. Accordingly, the Company recorded $19.8 million as acquired in-process research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
2023 StrideBio Acquisition
On April 5, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with StrideBio, Inc. (“StrideBio”) to acquire StrideBio’s adeno-associated virus capsid discovery and engineering platform assets, with a secondary closing contingent upon the transfer of certain additional in-license agreements to Ginkgo. The secondary closing was finalized in October 2023. The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset. The fair value of the consideration transferred totaled $7.6 million and consisted of 119,278 shares of Ginkgo’s Class A common stock valued at $6.8 million and a $0.8 million contingent holdback, all of which was expensed as in-process research and development during the year ended December 31, 2023. On May 9, 2025, we issued a total of 102,922 shares of our Class A common stock to StrideBio, Inc., in settlement of the $0.8 million contingent holdback amount. The APA, as amended, also provides for royalty payments of up to $21.3 million as described in Note 12.
2023 Zymergen Bankruptcy and Deconsolidation
On October 3, 2023, the Company’s former subsidiary, Zymergen, Inc. (“Zymergen”), and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Zymergen Bankruptcy”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). Neither the Company nor any of its other subsidiaries filed for bankruptcy protection. Zymergen had been operated as a distinct legal entity, separate and apart from the Company, since it was acquired in October 2022. Shortly after its acquisition, the Company entered into a non-exclusive license with Zymergen with respect to Zymergen’s intellectual property, including its databases, automation, and software capabilities.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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

Period from January 1, 2023 - October 2, 2023
Total revenue	$8,370
Total operating expenses	200,975
Loss from operations	(192,605)
Total other income, net	23,620
Loss before income taxes	(168,985)
Income tax provision	14
Net loss	$(168,999)
Related Party Transactions
Prior to the deconsolidation, the Company had an existing employee leasing arrangement with Zymergen. The employee leasing charges were considered intercompany transactions and were eliminated in the Company's consolidated financial statements. As of the deconsolidation date, the employee leasing charges were considered related party transactions and

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
have been recognized in the Company's consolidated financial statements. Employee lease expense totaled $4.9 million for the period from October 3, 2023 to December 31, 2023, and was immaterial during fiscal 2024. The Company had $1.7 million due to Zymergen as of December 31, 2023, included in accrued expenses and other current liabilities on the balance sheet. This amount was subsequently paid in fiscal 2024.
2024 Zymergen Acquisition
On January 18, 2024, the Company, through certain of its affiliates, completed its acquisition of substantially all of Zymergen’s assets under the Zymergen APA, including offering employment to 91 of Zymergen’s employees. On February 5, 2024, Zymergen’s plan of liquidation was confirmed by the Bankruptcy Court. All of the Company’s interests in the Zymergen entities were extinguished and terminated as of February 23, 2024. The acquisition under the Zymergen APA was accounted for as a business combination in accordance with ASC 805, Business Combinations, and was not material to the Company's consolidated financial statements. The total cash purchase price was $6.2 million, with $5.4 million paid at closing and $0.8 million released from escrow. The allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date primarily includes $19.9 million of operating lease right-of-use assets, $6.0 million of property and equipment, and $19.9 million of operating lease liabilities. No goodwill or intangible assets were recognized. Transaction costs associated with the Zymergen APA were not material for the year ended December 31, 2024.
2024 Altar Divestiture
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
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$146,136	$146,136	$—	$—
Marketable securities:
Commercial paper	4,060	—	4,060	—
U.S. Treasury securities	118,038	118,038	—	—
Corporate bonds	114,666	—	114,666	—
Marketable equity securities	18,654	18,654	—	—
Investments:
Synlogic, Inc. warrants (1)	190	—	190	—
Marketable equity securities	1,562	1,562	—	—
Other non-current assets:
Notes receivable	7,126	—	—	7,126
Total assets	$410,432	$284,390	$118,916	$7,126
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$521,457	$521,457	$—	$—
Investments:
Synlogic, Inc. warrants (1)	238	—	238	—
Marketable equity securities	17,559	17,559	—	—
Other non-current assets:
Notes receivable	14,170	—	12,327	1,843
Total assets	$553,424	$539,016	$12,565	$1,843
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	5,438
Other non-current liabilities:
Contingent consideration	4,484	—	—	4,484
Total liabilities	$9,922	$—	$—	$9,922
(1)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. In 2025 and 2024, transfers from Level 2 to Level 1 occurred due to lapse of regulatory

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
sales restrictions on marketable equity securities. During 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. Additionally, in 2024, a portion of the Private Placement Warrants' estimated fair value was transferred from Level 3 to Level 2 as a result of the Private Placement Warrants having substantially the same terms as the Public Warrants when transferred to anyone other than the initial purchasers or their permitted transferees, leading the Company to determine their fair value to be equivalent to that of the Public Warrants. There were no other transfers between Levels 1, 2, or 3 during 2025 or 2024.
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the years ended December 31 (in thousands):

	Notes Receivable	Private Placement Warrants	Contingent Consideration
Balance at January 1, 2025	$1,843	$—	$9,922
Additions	159	—	—
Change in fair value	(350)	—	(4,232)
Settlements and payments	(50)	—	—
Transfers into Level 3	6,987	—	—
Conversion to preferred stock	(1,463)	—	—
Balance at December 31, 2025	$7,126	$—	$5,690

Balance at January 1, 2024	$14,129	$1,846	$24,273
Additions	1,407	—	—
Change in fair value	(3,217)	(1,697)	3,214
Settlements and payments	—	—	(17,565)
Transfers to Level 2	—	(149)	—
Conversion to common stock	(10,476)	—	—
Balance at December 31, 2024	$1,843	$—	$9,922
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, for which changes in fair value are recorded in other (expense) income, net in the consolidated statements of operations and comprehensive loss.
As of December 31, 2025 and 2024, the Company's notes receivable includes a senior secured note in the original principal amount of $11.8 million, issued by Bolt Threads, Inc. (“Bolt Threads”), which bears interest at 12% per annum, is due December 31, 2027, and is included in other non-current assets at its estimated fair value. The Company used a discounted cash flow model to estimate the fair value of the senior secured note, incorporating significant unobservable inputs such as the recovery rate, a risk-adjusted discount rate, and a potential settlement scenario. These inputs reflect the Company’s own assumptions and was reclassified as a Level 3 measurement within the fair value hierarchy during the year ended December 31, 2025.
The Company also holds a series of convertible debt instruments issued by customers as payment for Cell Engineering services. The Company used a scenario-based method to value the convertible debt instruments issued by customers and by Bolt Threads prior to conversion. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2025 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of up to 5 months. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2024 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of up to two years. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement. As of December 31, 2025, the convertible debt instruments had an unpaid principal balance of $9.7 million and a fair value of $0.5 million. As of December 31, 2024, the convertible debt instruments had an unpaid principal balance of $13.2 million and a fair value of $1.8 million.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, $1.5 million in principal related to a convertible note issued by a customer was converted into 10,564 shares of the entity's preferred stock, which, as a new private company investment, has been classified as an investment on the balance sheet as of December 31, 2025.
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
The fair value of the Public Warrants was based on their observable quoted price on the NYSE. However, the Public Warrants were delisted by the NYSE on September 4, 2024, due to abnormally low selling price levels, and subsequently began trading on the over-the-counter markets. As of December 31, 2025 and 2024, the Company determined that the Public Warrants had no value.
The Private Placement Warrants are identical to the Public Warrants, except that they are exercisable on a cashless basis and are non-redeemable as long as they are held by the initial purchasers or their permitted transferees. As of December 31, 2025, the Company concluded that the difference between the fair values of the Public Warrants and Private Placement Warrants was de minimis. Therefore, the Private Placement Warrants were measured by reference to the value of the Public Warrants and had no value.
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company can settle a majority of its contingent consideration liabilities in cash or shares of Class A common stock at the Company’s election with the remainder payable in cash. During the year ended December 31, 2025, no contingent consideration liabilities were settled. During the year ended December 31, 2024, the Company settled $17.6 million in contingent consideration liabilities through payment of $2.8 million in cash and vesting of 1,413,909 shares of restricted stock valued at $14.7 million.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

Contingent Consideration Liability	Valuation Technique	Unobservable Input	December 31, 2025 Range	December 31, 2024 Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 50%
		Discount rate	14.9%	9.3%
Earnout payments (Dutch DNA acquisition) (1)	Discounted cash flow	Projected years of payments		2028-2031
		Discount rate		10.6%
(1) During the year ended December 31, 2025, all Dutch DNA milestones valued using the discounted cash flow method were reduced to zero due to the termination of a customer agreement to which those milestones were tied.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
Investment Impairments
During the year ended December 31, 2025, the Company recorded a $2.7 million downward adjustment from an observable price change related to one of its investments in non-marketable equity securities. Additionally, during the year ended December 31, 2025, the Company recorded an impairment of $1.8 million due to a significant deterioration in the liquidity of one of its investments in non-marketable equity securities.
During the years ended December 31, 2024, and 2023, the Company recorded impairment losses of $11.9 million, and $33.0 million, respectively, related to its investment in Genomatica preferred stock. The fair value estimates used to determine the impairment charges in 2023 were derived using the guideline public company method under the market approach. Significant unobservable (Level 3) inputs included estimated annual net cash flows (including revenue and expense growth rates and capitalization rates), the weighted-average cost of capital used to discount future cash flows, and the selection of guideline public company multiples for revenue and EBITDA. Material increases or decreases in these inputs could result in higher or lower fair value measurements. As of December 31, 2024, the Company determined that the investment had substantially no value.
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
SAFEs
During the year ended December 31, 2023, the Company received a total purchase amount of $11.0 million in SAFEs from customers as prepayment for Cell Engineering services. The Company used a scenario-based method to value the SAFEs as of each contract inception date, which resulted in total fair value of $4.5 million for SAFEs received during the year ended December 31, 2023. Under the scenario-based method, future cash flows were evaluated under qualified financing and dissolution scenarios with partial recovery and no recovery in dissolution. The cash flows under each scenario were probability-weighted and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement at contract inception during 2023 were scenario probabilities in the range of 20% to 60%, a discount rate of 14% and estimated time to event date of one to two years.
During the years ended December 31, 2025 and 2024, the Company recorded impairment losses of $14.5 million and $7.2 million, respectively, related to SAFEs. The fair values were generally estimated using the scenario-based method, where various payout scenarios were probability-weighted and discounted to present value.
Additionally, during the years ended December 31, 2024, the Company recorded an impairments of lab equipment, construction in progress assets, and assets related to an operating lease. Refer to Note 11 for additional detail.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
6. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$117,919	$171	$(52)	$118,038
Corporate bonds	114,640	147	(121)	114,666
Commercial paper	4,079	—	(19)	4,060
Marketable equity securities	—	—	—	18,654
Total marketable securities	$236,638	$318	$(192)	$255,418
The amortized cost and estimated fair value of marketable debt securities are summarized below by contractual maturity dates (in thousands):

	December 31, 2025
	Amortized cost	Fair value
Due within one year	$205,540	$205,617
Due after one year through five years	31,098	31,147
7. Investments and Equity Method Investments
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Investments consisted of the following (in thousands):

	As of December 31,
	2025	2024
Investments:
SAFEs	$2,188	$16,689
Non-marketable equity securities	11,125	14,218
Marketable equity securities	1,562	17,559
Synlogic warrants	191	238
Total	$15,066	$48,704
Marketable equity securities of $18.7 million are not restricted for sale and are included in marketable securities in the consolidated balance sheet as of December 31, 2025.
Loss on investments and equity method investments consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) gain on investments:
Genomatica preferred stock	$—	$(11,885)	$(33,000)
Non-marketable equity securities	(4,557)	(1,735)	(9,928)
Marketable equity securities	2,695	(7,583)	(7,874)
SAFEs	(14,501)	(7,208)	(2,742)
Synlogic warrants	(48)	(416)	(1,283)
Total loss on investments	$(16,411)	$(28,827)	$(54,827)
Loss on equity method investments:
BiomEdit	$—	$—	$(1,461)
Other	—	—	(1,174)
Total loss on equity method investments	$—	$—	$(2,635)
The components of loss on investments for each period were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Impairment charges	$(16,345)	$(20,828)	$(44,043)
Realized and unrealized gains (losses) recognized on marketable equity securities	2,647	(7,999)	(9,157)
Downward adjustments from observable price changes	(2,713)	—	(1,627)
Total loss on investments	$(16,411)	$(28,827)	$(54,827)

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Total realized and unrealized losses associated with equity investments accounted for at fair value or the fair value measurement alternative consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized loss recognized on equity investments sold (1)	$—	$(5,957)	$—
Net unrealized losses recognized on equity investments held as of the end of the period	(16,411)	(22,870)	(54,827)
Total loss on investments	$(16,411)	$(28,827)	$(54,827)
(1) Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the period or the acquisition date, if later.
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of December 31, 2025, including cumulative unrealized losses, were as follows (in thousands):

As of December 31, 2025
Total initial cost	$109,460
Impairment charges	(91,806)
Downward adjustments from observable price changes	(4,341)
Carrying value	$13,313
8. Variable Interest Entities
With respect to the Company’s investments in Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb Biotics, and Ayana Bio, the Company has concluded these entities represent VIEs. While the Company has board representation on certain of these entities and is involved in the ongoing development activities of these entities via its participation on such entities' JSC, the Company has concluded that it is not the primary beneficiary of these entities because: (i) the Company does not control the board of directors of any of the VIEs, and no voting or consent agreements exist between the Company and other members of each respective board of directors or other investors, (ii) the holders of preferred security interests in the VIEs hold certain rights that require their consent prior to taking certain actions, which include certain significant operating and financing decisions, and (iii) the Company’s representation on the JSC of each respective entity does not give it control over the development activities of any of the VIEs, as all JSC decisions are made by consensus and there are no agreements in place that would require any of the entities to vote in alignment with the Company. As the Company’s involvement in the VIEs does not give it the power to control the decisions with respect to their development or other activities, which are their most significant activities, the Company has concluded that it is not the primary beneficiary of the VIEs.
Additionally, the Company holds equity interests in certain other privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of December 31, 2025 and 2024, the maximum risk of loss related to the Company’s unconsolidated VIEs was limited to the carrying value of its investments in such entities.
Refer to Notes 7 and 17 for additional details on the Company’s investments and equity method investments.
9. Goodwill and Intangible Assets, net
During the year ended December 31, 2024, due to a sustained decrease in the market price of the Company's Class A common stock and market capitalization, the Company identified that an indicator of impairment was present during the second quarter of 2024. As such, the Company completed a quantitative impairment test related to its Cell Engineering reporting unit. To conduct the impairment test of goodwill, the estimated fair value of the reporting unit was compared to its carrying value. The estimated fair value of the reporting unit was determined using a weighted approach that considered a discounted cash flow (“DCF”) model under the income approach and the guideline public company (“GPC”) method under the market approach. Significant inputs used in the DCF model included the projected future operating results of the reporting unit and the applicable discount rate, while inputs used in the GPC method consisted of a revenue multiple. The projected future operating results were based on historical experience and internal annual operating plans reviewed by management, extrapolated over the forecast period. The discount rate was determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit. The revenue multiple was based on the GPC method using comparable publicly traded company multiples of revenue for a group of benchmark companies. The DCF method was

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
weighted 75% and the GPC 25%. The fair value measurement of the reporting unit is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs. The Company reconciled the resulting fair value of its reporting unit to the market capitalization of the Company to corroborate the fair value estimate used in the impairment test.
The result of the interim impairment test indicated that the estimated fair value of the reporting unit was less than its carrying value. As a result, the Company fully impaired goodwill and recorded an impairment loss of $47.9 million in the second quarter of 2024 and for the year ended December 31, 2024.
Changes in the carrying amount of goodwill consisted of the following year ended December 31, 2024 (in thousands):

Balance at December 31, 2023	$49,238
Goodwill impairment (accumulated impairment loss)	(47,858)
Impact of foreign currency translation	(1,380)
Balance at December 31, 2024	$—
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
December 31, 2025:
Developed technology	$111,202	$(54,278)	$56,924	6.9
December 31, 2024:
Developed technology	$111,393	$(38,883)	$72,510	6.6
(1)Gross carrying value and accumulated amortization include the impact of cumulative foreign currency translation adjustments.
Amortization expense was $18.7 million, $18.0 million and $15.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2025 is as follows (in thousands):

2026	$18,700
2027	11,613
2028	2,987
2029	2,987
2030	2,987
Thereafter	17,650
Total	$56,924
10. Leases
The Company leases real estate for office and lab space as well as equipment used in research and development activities under operating and finance leases.
The Company’s real estate leases have initial lease terms ranging from 1.4 years to 15.3 years and are all classified as operating. Real estate leases may contain periods of free rent, tenant improvement incentives, expansion options, rent escalation clauses at pre-determined rates or at the prevailing market rates at the time of the increase, and options to extend or terminate the lease without cause at the option of either party during the lease term. The Company is not reasonably certain to exercise these options at the commencement of the lease. Equipment leases have initial lease terms ranging from 2.2 years to 5 years and are classified as operating or finance if the lease contains bargain purchase options which the Company is reasonably certain to exercise.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
The following table presents the components of total lease cost (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$63,470	$57,996	$59,588
Finance lease cost:
Amortization of ROU assets	708	655	1,047
Interest on lease liabilities	4	29	79
Finance lease cost	712	684	1,126
Variable lease cost	19,701	19,421	15,862
Sublease income	(7,600)	(5,177)	(11,170)
Total lease cost	$76,283	$72,924	$65,406
Supplemental cash flow information related to the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,178	$45,019	$44,051
Operating cash flows from finance leases	4	32	83
Financing cash flows from finance leases	354	897	1,295
Supplemental balance sheet information related to operating leases were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term - operating leases (in years)	11.3	11.8
Weighted average remaining lease term - finance leases (in years)	0.9	0.6
Weighted average discount rate - operating leases	7.6%	7.5%
Weighted average discount rate - finance leases	3.9%	3.8%
The following table summarizes the maturity of the Company’s lease liabilities (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$56,302	$20
2027	56,745	—
2028	58,498	—
2029	60,271	—
2030	59,301	—
Thereafter	371,682	—
Total undiscounted payments	662,799	20
Less: imputed interest	(222,934)	—
Total lease liability	439,865	20
Less: current portion of lease liability	(22,787)	(20)
Lease liabilities, non-current	$417,078	$—
The Company previously subleased a portion of its office and lab space to certain of its equity method investees, which are considered related parties. These lease agreements ended in 2025. Related party sublease income for the years ended December 31, 2025, 2024 and 2023 was $2.1 million, $2.0 million and $2.1 million, respectively, included within

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
operating expenses in 2025 and within other income, net in the consolidated statements of operations and comprehensive loss in prior years.
11. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the totals shown within the consolidated statements of cash flows is as follows (in thousands):

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$167,202	$561,572	$944,073
Restricted cash included in prepaid expenses and other current assets (1)	7,031	5,839	4,789
Restricted cash included in other non-current assets (1)	38,138	38,332	40,722
Total cash, cash equivalents and restricted cash	$212,371	$605,743	$989,584
(1)Includes cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Lab equipment	$146,279	$150,887
Leasehold improvements	140,513	135,964
Buildings and facilities	49,760	48,255
Construction in progress	192	1,984
Computer equipment and software	9,056	14,897
Furniture and fixtures	6,520	6,545
Land	6,060	6,060
Total property, plant, and equipment	358,380	364,592
Less: Accumulated depreciation	(190,597)	(160,872)
Property, plant and equipment, net	$167,783	$203,720
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 totaled $40.3 million, $45.0 million and $54.8 million, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Operating lease liabilities	$22,787	$28,630
Contractual shortfall liabilities (Note 12)	15,919	—
Contingent consideration liability	5,438	5,438
Biosecurity costs	5,046	4,032
Employee compensation and benefits	4,258	9,894
Professional fees and securities litigation costs	4,378	2,167
External research and development expenses	1,072	713
Deferred other income	1,033	2,889
Employee termination costs	816	2,387
Finance lease liabilities	20	335
Property and equipment	—	138
Other current liabilities	5,691	8,764
Accrued expenses and other current liabilities	$66,458	$65,387
Supplemental cash flow information
The following table presents supplemental cash flow information for each reporting period (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$4	$32	$83
Cash paid for income taxes	192	894	670
Non-cash investing and financing activities:
ROU assets obtained in exchange for new operating lease liabilities	336	223,853	27,668
Purchases of property and equipment included in accounts payable and accrued expenses	46	2,565	2,915
Convertible financial instruments received for Cell Engineering services	—	—	4,542
Equity securities and warrants received for Cell Engineering services	—	55	17,450
Common stock issued for acquisitions	777	18,245	6,820
Common stock issued as settlement of contingent consideration liabilities	—	14,742	8,896
Common stock issued for retention payments related to business and asset acquisitions	—	5,258	—
Return of investment in equity securities for reduction in deferred revenue	—	6,760	—
Conversion of notes receivable for common stock	—	10,476	—
Issuance costs related to ATM offering included in accounts payable and accrued expenses	53	—	—
12. Commitments and Contingencies
Purchase Obligations
In August 2023, the Company entered into a five-year strategic cloud and AI partnership with Google Cloud, which included minimum annual commitments to purchase cloud hosting services. The partnership previously included minimum annual commitments over the contract years ending August 27, 2027 to purchase cloud hosting services in exchange for various discounts on such services. The aggregate $289 million future purchase commitment included minimum annual commitments were as follows: year 1, $8.0 million; year 2, $28.0 million; year 3, $54.0 million; year 4, $86.0 million; and year 5, $113.0 million. Effective October 3, 2025, the Company entered into amendment that revised the total aggregate future purchase commitment to $110 million and reset the annual commitments as follows (each annual year is defined as October 3 to October 2): year 1 (starting on October 3, 2025), $6.0 million; year 2, $8.0 million; year 3, $12.0 million; year

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
4, $18.0 million; year 5, $28.0 million; year 6, $38.0 million. The Company recognized a contractual liability of $20.9 million during year ended December 31, 2025 as a result of shortfall in purchasing relative to its commitments under the original agreement. The Company is required to make a one-time payment of $14.0 million to be released from its minimum annual commitment obligations under the original agreement in January 2026. If the Company does not meet its minimum annual commitment obligations in the future, additional shortfall liabilities may be incurred and future contractual losses may be material.
Effective April 1, 2025, the Company entered into an amendment to its four-year supply agreement with Twist for the purchase of diverse products including synthetic DNA. The original agreement was effective as of April 1, 2022 and obligated the Company to spend a minimum of $58.0 million over the four-year term with the following minimum annual commitments (each annual year is defined as April 1 to March 31): year 1, $10.0 million; year 2, $13.0 million; year 3, $16.0 million; and year 4, $19.0 million. The amendment converts the remaining minimum annual commitments into non-refundable payments creditable against future purchases by the Company, with no expiration. The Company paid $4.0 million in April 2025 and is obligated to non-refundable payments of $5.0 million on April 1, 2026 and $6.0 million on April 1, 2027, respectively. A contractual loss of $8.7 million was recorded in the year ended December 31, 2025.
Surety Bond
In 2026, the Company will be required to fund a surety bond in the amount of $47.0 million to fulfill its obligations under a contract with a U.S. Government National Laboratory related to the sale of RAC automation equipment. The $47.0 million will be restricted until the Company completes all of its obligations under the contract. Currently the Company expects the cash to be restricted until 2029.
Contingent Consideration Related to Asset Acquisitions
In connection with the StrideBio acquisition (see Note 4), the Company is obligated to make royalty payments of up to $21.3 million payable in cash or shares of Class A common stock at the Company's election until the earlier of the tenth anniversary date of the initial closing and the date on which the aggregate amount of the royalty payments equals the amount cap. The royalties are calculated based on 10% of the net licensing revenue and 40% of all consideration received for a license or sale of a product incorporating the acquired platform assets. No amounts for the royalty payments have been recorded during the years ended December 31, 2025 and 2024.
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
Indemnification Agreements
The Company enters into standard indemnification agreements and has agreements with indemnification clauses in the ordinary course of business. Under such arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, who are generally the Company’s business partners. The terms of these indemnification arrangements are generally perpetual and effective any time after contract execution. The maximum potential liability resulting from these indemnification arrangements may be unlimited. The Company has never incurred costs to defend lawsuits or settle claims as a result of such indemnifications and the Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations as of December 31, 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
13. Stockholders' Equity
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of December 31, 2025
Class A	10,500,000,000	49,694,610	46,791,082
Class B	4,500,000,000	8,985,839	8,416,216
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	61,680,449	58,207,298
Common stock as of December 31, 2024
Class A	10,500,000,000	45,575,423	42,696,585
Class B	4,500,000,000	9,239,682	8,669,200
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	57,815,105	54,365,785
At-The-Market Program
On August 7, 2025, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2024, on which the Company registered for sale up to $500.0 million of any combination of the Company's Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that the Company may determine. On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC, who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through December 31, 2025, the Company has issued 1.9 million shares of Class A common stock under the Sales Agreement for net proceeds of $18.1 million.
Preferred Stock
The Company is authorized to issue 200 million shares of preferred stock with a par value $0.0001 per share. The Company’s board of directors are authorized, without stockholder approval, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2025.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
Common Stock Reserved for Future Issuances
The Company had the following common stock reserved for future issuance as of the date indicated:

December 31, 2025
Shares available for grant under the 2021 Plan	3,336,606
Restricted stock units outstanding	1,262,853
Performance stock units outstanding	4,407,287
Warrants to purchase Class A common stock	1,295,622
Shares available for grant under the ESPP	2,500,000
Shares available for grant under the 2022 Inducement Plan	292,172
Stock options issued and outstanding	366,567
Total common stock reserved for future issuances (1)	13,461,107
(1)Excludes unvested earnout shares, which are restricted shares issued to equity holders of legacy Ginkgo prior to the closing of the SRNG Business Combination and to SRNG. These earnout shares are recorded in equity as shares outstanding upon satisfying the vesting conditions.
14. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$34,210	$56,020	$145,879
General and administrative	42,463	56,324	84,005
Cost of Biosecurity revenue	2,624	—	—
Cost of other revenue	2,249	—	—
Total	$81,546	$112,344	$229,884
2022 Inducement Plan
On October 16, 2022, the Company's Board of Directors adopted the Ginkgo Bioworks Holdings, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”), which is a non-shareholder approved equity incentive plan adopted pursuant to the “inducement exception” provided under NYSE Listed Company Manual Section 303A.08. Pursuant to the terms of the 2022 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards as an inducement material to individuals being hired or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, including in connection with a merger or acquisition. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Company’s 2021 Incentive Award Plan. The Company has reserved 625,000 shares of the Company’s common stock (which may be shares of Class A common stock or Class B common stock) for issuance under the 2022 Inducement Plan. As of December 31, 2025, 292,172 shares are available for future issuance under the 2022 Inducement Plan.
2021 Incentive Award Plans
On September 16, 2021, the 2021 Incentive Award Plan (the “2021 Plan”) became effective. The 2021 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options, stock appreciation

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards to employees, consultants and directors of Ginkgo and its subsidiaries.
The aggregate number of shares of common stock available for issuance under the 2021 Plan, which may be issued as Class A common stock and/or Class B common stock, was initially 5,011,024 shares. As of December 31, 2025, 3,336,606 shares are available for future issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase for ten years on January 1 of each year in an amount equal to the lesser of (a) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 5,000,000 shares. Shares issued under the 2021 Plan may consist of authorized but unissued shares, shares purchased on the open market or treasury shares.
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
The ESPP initially permits the Company to deliver up to 500,000 shares of common stock pursuant to awards issued under the ESPP, which may be Class A common stock and/or Class B common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase each January 1 by an amount equal to the lesser of (a) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board, provided that no more than 2,500,000 shares may be issued under the Section 423 Component. Prior to or in connection with issuing any shares of common stock under the ESPP, the ESPP administrator may convert awards covering shares of Class B common stock to Class A common stock. As of December 31, 2025, no awards have been granted under the ESPP, and 2,500,000 shares remain available for future issuance.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
A summary of time-based stock options activity for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2024	267,520	$25.17
Granted	171,875	9.29
Exercised	—	—
Forfeited	(72,828)	36.96
Outstanding as of December 31, 2025	366,567	15.38	8.9	$—
Exercisable as of December 31, 2025	136,014	24.74	8.4	—
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the year and the exercise prices, multiplied by the number of in-the-money stock options.
The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.9 million and $9.1 million, respectively. There were no stock option exercises during the year ended December 31, 2025. The weighted-average fair value of options granted during the years ended December 31, 2025, 2024, and 2023 was $7.48, $11.35 and $57.20 per share, respectively, and was calculated using the following key assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.06%	4.27%	3.94%
Expected volatility	100%	97%	93%
Expected term (in years)	6.0	5.7	5.5
Dividend yield	—%	—%	—%
As of December 31, 2025, there was $1.5 million of unrecognized compensation expense related to options recognizable over a weighted-average period of 2.3 years.
Market-based Stock Options
In April 2024, the Company granted to each of the Company's four founders an option to purchase in aggregate 125,000 shares of Ginkgo's Class A common stock with an exercise price of $100 per share, subject both to time-based and market-based vesting criteria (the “Founder Options”). The market-based vesting is tied to the achievement of four specified stock price hurdles within a five-year period, with 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $200, 10% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $300, 20% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $400 and the remaining 60% of the Founder Options vesting based on the achievement of a 90-calendar-day average stock price of $500. If the market-based criteria are achieved during the five-year period, the awards will vest on the five-year anniversary of the grant date. The weighted-average grant-date fair value of the options granted was $7.80 per share and was calculated using a Monte Carlo simulation model using a risk-free interest rate of 4.65%, expected volatility of 72%, suboptimal exercise multiple of 2.8, and a dividend yield of zero percent.
In June 2025, the compensation committee of the Company’s Board of Directors canceled the Founder Options and granted replacement performance-based restricted stock unit (“PSU”) awards (the “Founder PSU Awards”). The cancellation and concurrent grant of replacement awards were accounted for as a modification, resulting in $10.5 million of incremental compensation expense. The performance period for these awards was through December 31, 2025 and the aggregate compensation expense for the cancelled award and the new award will be recognized over the remaining requisite service period of the PSUs, which is the grant date through March 31, 2026. The PSU awards are subject to substantially similar performance metrics, vesting terms and employment terms as described in the section “Performance-based Restricted Stock Units” below.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
A summary of RSU activity for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	3,327,398	$69.00
Granted	1,176,419	8.02
Vested	(1,797,720)	48.74
Forfeited	(1,443,244)	56.71
Nonvested as of December 31, 2025	1,262,853	55.07
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $8.02, $43.81 and $55.60, respectively. The total fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $87.6 million, $232.9 million and $365.3 million, respectively.
As of December 31, 2025, there was $58.3 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 1.8 years.
Performance-based Restricted Stock Units
In March 2025, the compensation committee of the Company's Board of Directors approved a grant of PSU awards under the 2021 Plan to substantially all employees. The PSUs are eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2025 cash flow and bookings targets. Recipients must remain employed through the date the applicable vested shares are distributed, which is expected to occur in March 2026. PSU achievement percentages may range from zero to 100% of the award. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date. Additionally, as summarized above, the Founder PSU Awards were granted in June 2025.
A summary of PSU activity for the year ended December 31, 2025 is presented below:

	Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Granted	5,599,647	$8.01
Vested	—
Forfeited	(1,192,360)	7.81
Nonvested as of December 31, 2025	4,407,287	8.06
As of December 31, 2025, there was $7.3 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 0.3 years. Actual expense recognized may vary based on the final achievement rate.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
or equal to $500, $600, $700 and $800 per share for any 20 trading days within a 30 consecutive trading day period, on or before the fifth anniversary of the Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $500 per share was achieved on November 15, 2021.
A summary of activity during the year ended December 31, 2025 for the earnout shares is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	552,457	$510.80
Vested	(321)	533.60
Forfeited	(859)	512.62
Nonvested as of December 31, 2025	551,277	510.78
The total fair value of the earnout shares that vested during the years ended December 31, 2025, 2024 and 2023 was $0.2 million, $4.5 million and $7.6 million, respectively.
As of December 31, 2025, there was zero unrecognized compensation expense related to earnout shares.
15. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of Cell Engineering revenues by industry based on total Cell Engineering revenue:

	Year Ended December 31,
	2025	2024	2023
Pharmaceutical and biotechnology	35%	26%	30%
Agriculture	28	19	24
Government and defense	23	13	6
Industrial and environment	5	6	16
Consumer and technology	5	4	8
Food and nutrition	4	32	16
Total Cell Engineering revenue	100%	100%	100%
Cell Engineering revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the years ended December 31, 2025 or 2024, but continues to recognize revenue from prior contracts. Cell Engineering revenue recognized relating to non-cash consideration was $11.6 million, $61.4 million, and $48.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company’s total revenue is derived from customers located primarily in the United States. For the years ended December 31, 2025, 2024, and 2023, the Company’s revenue from customers within the United States comprised 76%, 81% and 82%, respectively, of total revenue.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of December 31, 2025 and 2024. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
of unbilled accounts receivable, included in accounts receivable, net in the accompanying consolidated balance sheets, was $14.5 million and $11.3 million as of December 31, 2025 and 2024, respectively.
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
During the year ended December 31, 2025, the Company recognized $48.7 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $88.1 million of revenue that was included in the contract liabilities balance of $202.5 million as of December 31, 2023.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2025 and 2024 was $158.6 million and $85.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of December 31, 2025, approximately $23.0 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2026, based on the projected customer program end date; $40.9 million between 2026 and 2027; $86.9 million between 2026 and 2028; $3.4 million between 2026 and 2029; and $4.4 million between 2026 and 2030.
When a milestone subject to the variable consideration constraint is achieved, the Company updates its estimate of the transaction price to include the milestone payment and records a cumulative catch-up in revenue. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2.9 million, $7.2 million and $2.3 million, respectively, as cumulative catch-up in revenue, primarily due to the recognition of previously constrained variable consideration related to milestones or a contract modification.
16. Segment Information
The Company operates in two operating and reportable segments: Cell Engineering and Biosecurity. This structure reflects the Company's internal management framework and the approach its CODM uses to evaluate operating results and allocate resources. The Company’s reportable segments are described as follows:
•Cell Engineering consists of end-to-end cell engineering solutions and cell engineering tools offerings for biological R&D. The Company’s cell engineering platform includes R&D services (solutions) where Ginkgo performs technical activities. Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D. We now offer services providing such data generation, AI and automation tools directly to Ginkgo customers. Cell Engineering revenue is generated primarily through R&D service fees for our solutions and Datapoints services; and design, build, installation and ongoing support fees for our automation solutions (RAC) systems. Historically our solutions deals also included downstream value share in the form of milestone payments, royalties or equity interests.
•Biosecurity consists of the Company’s biomonitoring and bioinformatics support services, offered to both government and non-government customers through the Company's two core offerings: Canopy and Horizon. Biosecurity revenue is generated from fees for data, analytics, and services. Prior to 2024, Biosecurity revenue also included sales of COVID-19 diagnostic and sample collection test kits.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
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
The following table presents summary results of the Company’s reportable segments and a reconciliation of total segment operating loss to consolidated loss before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cell Engineering
Revenue	$132,746	$173,972	$143,531
Costs and operating expenses:
Cost of other revenue	13,203	5,999	—
Research and development	158,541	271,512	335,943
General and administrative	56,532	115,028	171,210
Cell Engineering operating loss	(95,530)	(218,567)	(363,622)
Biosecurity
Service revenue	37,409	53,071	78,975
Product revenue	—	—	28,949
Costs and operating expense:
Cost of Biosecurity service revenue	28,897	38,549	46,524
Cost of Biosecurity product revenue	—	—	7,481
Research and development	—	771	1,599
General and administrative	27,443	44,370	55,514
Biosecurity operating (loss) income	(18,931)	(30,619)	(3,194)
Total segment operating loss	(114,461)	(249,186)	(366,816)
Reconciling items to reconcile total segment operating loss to loss before income taxes:
Stock-based compensation (1)	82,704	115,299	234,908
Impairment expense (2)	—	53,654	121,404
Depreciation and amortization	58,990	63,020	70,507
Restructuring charges (3)	11,398	24,172	—
Carrying cost of excess space (net of sublease income) (4)	53,723	25,986	—
Merger and acquisition related expenses (5)	(5,998)	4,417	61,188
Acquired in-process research and development	—	19,849	9,582
Other (income) expense, net (6)	(1,678)	(8,075)	28,535
Loss before income taxes	$(313,600)	$(547,508)	$(892,940)

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
(1)Includes $1.2 million, $3.0 million, and $5.0 million in related employer payroll taxes for the years ended December 31, 2025, 2024, and 2023, respectively.
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
17. Significant Collaboration Agreements and Transactions with Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.
Platform Ventures
The Company has partnered with other investors, including investors who were also Company investors at the time, to form business ventures, including Motif FoodWorks, Inc. in 2018 (“Motif”), Allonnia, LLC in 2019 (“Allonnia”), Arcaea, LLC in 2021 (“Arcaea”), Verb Biotics, LLC in 2021 (“Verb”), Ayana Bio, LLC in 2021 (“Ayana”) and BiomEdit, LLC in 2022 (“BiomEdit”) (collectively “Platform Ventures”). Each of these entities is privately held with the Company holding common equity interests in each.
The Company initially consolidated Ayana and Verb at formation as variable interests where the Company was initially the primary beneficiary, subsequently deconsolidating both in 2022 when it was concluded that was no longer the case. With respect to the investments in Motif, Allonnia, Arcaea, and BiomEdit, the Company concluded these entities represent variable interest entities, however the Company has never been the primary beneficiary of these entities. The Company accounts for its investments in Platform Ventures under the equity method.
Concurrently with the launch of each of the Platform Ventures, the Company received common equity and, with respect to Arcaea, subsequently received additional common equity. The Company generally granted each Platform Venture licenses to certain of the Company’s intellectual property and executed Technical Development Agreements (“TDAs”) that established terms under which the Company would provide technical research and development services to those entities, generally in return for fees on a fixed fee or cost-plus basis for services provided.
The common equity investments in each of the Platform Ventures were initially recorded at the then fair values determined at inception of the investments. The Company is recognizing earnings and losses on these equity method investments using the HLBV method. Accordingly, the carrying values of each of the Platform Ventures investments were reduced to zero immediately following the Company’s investments. There is no commitment for the Company to provide further financial support to these Platform Ventures, and therefore the carrying value of the equity method investments will not be reduced below zero.
The relationship with the Platform Ventures is as vendor-customer relationships and is within the scope of ASC 606, as the provision of services and corresponding license rights are considered a part of the Company’s ordinary activities. The common equity issued to the Company represent non-cash consideration under revenue contracts. While TDAs executed by the parties provides payment terms for future services, the TDAs do not provide for any transfer of goods or services between the parties as the Company contemplated provided licenses and services upon execution of future contemplated TDPs.
With the exception of Ayana and Verb, the Company’s performance obligations under the initial arrangements consisted of a number of estimated materials rights provided to the Platform Ventures (BiomEdit having four and Arcaea, Allonia and Motif having ten) to future technical research and development services and commercial licenses under individual TDPs that the Company expected to execute. These material rights equated in aggregate to the fair values of the common equity issued by each of the Platform Ventures to the Company and represented advanced payment for the license rights, which would be granted upon the execution of future applicable TDPs. As there would be no additional payment for these license

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
rights when future TDPs are executed, the Company determined that there are material rights associated with each of the contemplated TDPs under each of the TDAs. The value of the material rights are included in deferred revenue until recognized as revenue. The material rights are recorded as non-current deferred revenue until such time as the parties execute an applicable TDP inclusive of the material rights.
For each TDP underlying a material right, the transaction price consists of (i) either a fixed fee or, if a cost-plus arrangement, variable consideration for the most likely amount of estimated consideration to be received and (ii) non-cash consideration allocated to the material right. As the services performed by the Company under a TDP inclusive of a material right, the Company creates or enhances an asset that the Platform Ventures controls, the Company satisfies the performance obligation and recognizes revenue over time using an input method that compares total costs incurred relative to total estimated cost to complete to estimate progress under the contract. Any revisions to the estimated total budgeted costs to complete, and the resulting impact on revenue recognition, are reflected in the period of the change through a cumulative catch-up adjustment.
In August 2024, the Company and Motif mutually terminated its services agreements with no adjustment to the original consideration. As a result, the Company has no further obligation to perform services for Motif and, accordingly, the then remaining $45.4 million in material rights deferred revenue has been recognized in full as revenue during the year ended December 31, 2024.
In March 2025, the Company and BiomEdit mutually terminated its services agreements with no adjustment to the original consideration. As a result, the Company has no further obligation to perform services for BiomEdit, and accordingly, the then remaining $7.5 million in material rights deferred revenue has been recognized in full as revenue during the year ended December 31, 2025. BiomEdit is no longer considered a significant related party due to a reduction of the Company’s equity ownership interest that occurred during the year ended December 31, 2025.
Genomatica, Inc.
The Company has also partnered with Genomatica, Inc. (“Genomatica”), a previously established business that is privately held. Genomatica is deemed a variable interest entity, however the Company has never been the primary beneficiary of this entity
In 2016, the Company purchased Series A preferred stock of Genomatica, Inc. for $15.0 million and entered into a collaboration agreement, which was subsequently terminated in September 2018, whereby the Company received $40.0 million of Series B preferred stock in Genomatica in exchange for providing Genomatica with up to $40.0 million in services at no charge to Genomatica. The agreements between the Company and Genomatica were determined to be within the scope of ASC 606 directly or by analogy. The Company recognized the revenue for the combined performance obligations using an over-time input method.
The Company concluded the preferred stock investments were not in-substance common stock and therefore did not qualify for accounting as an equity method investment and should be accounted for as equity security under the measurement alternative for equity investments that do not have a readily determinable fair value. As of December 31, 2024, the Company determined that the investment had substantially no value. During the years ended December 31, 2024, and 2023, the Company recorded impairment losses of $11.9 million, and $33.0 million, respectively, related to its investment in Genomatica preferred stock.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
Related Party Transactions
Significant related party transactions included in the consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of December 31,
	2025	2024
Deferred revenue, current and non-current:
Allonnia	$36,495	$36,495
Arcaea	28,413	28,413
BiomEdit	—	7,583
Genomatica	—	564
	$64,908	$73,055
Significant related party transactions included in the consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cell Engineering revenue:
Motif FoodWorks	$—	$45,445	$6,660
Arcaea	—	4,653	6,024
Genomatica	564	1,453	4,232
Ayana Bio	637	1,028	1,323
BiomEdit	7,583	197	2,171
Verb Biotics	—	—	584
Allonnia	—	126	523
Other equity investees	—	139	705
	$8,784	$53,041	$22,222
Refer to Notes 7 for additional details on the Company’s investments and equity method investments held in its related parties.
18. Employee Benefit Plan
The Company maintains a 401(k) retirement savings plan for its employees who satisfy certain eligibility requirements. Under this plan, the Company makes a 5% non-elective contribution to all eligible employees equal to up to 5% of eligible compensation, which fully vests once such eligible participant has completed two years of continuous service. Effective January 1, 2024, the 5% non-elective contribution is capped for employees earning $100,000 or more in annual salary, resulting in a maximum employer contribution of $5,000. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $3.3 million, $5.8 million and $8.2 million, respectively, to the plan.
19. Income Taxes
For the years ended December 31, 2025, 2024 and 2023, the loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(308,990)	$(514,354)	$(890,986)
Foreign	(4,610)	(33,154)	(1,954)
Total	$(313,600)	$(547,508)	$(892,940)

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024 and 2023, the Company recorded the following income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
State	$873	$566	$690
Foreign	(346)	(109)	123
Total current	527	457	813
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,364)	(936)	(884)
Total deferred	(1,364)	(936)	(884)
Income tax benefit	$(837)	$(479)	$(71)
A reconciliation of income tax benefit computed by applying the 21% statutory U.S. Federal income tax rate to income before income taxes after the adoption of ASU 2023-09 for year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Tax at U.S. Statutory Rate	$(65,856)	21.0%
State and Local Income Taxes (1)	663	(0.2)%
Foreign Tax Effects
Other foreign jurisdictions	(743)	0.2%
Nontaxable or Nondeductible Items
Stock compensation	14,728	(4.7)%
Limitation on executive compensation	1,495	(0.5)%
Gain/Loss on investments	3,446	(1.1)%
Other	461	(0.1)%
Tax Credits
Research & Development Credits	(1,079)	0.4%
Changes in Valuation Allowance	45,212	(14.4)%
Other Items
Other	836	(0.3)%
Effective tax rate	$(837)	0.3%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Massachusetts and New York state and city.

A reconciliation of income tax benefit computed at the statutory corporate income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
State income tax	0.1%	1.3%
Change in valuation allowance	(10.4)%	13.6%
Stock-based compensation	(7.7)%	(14.2)%
Executive compensation	0.2%	8.1%
Tax credits	0.5%	0.8%
Investments in subsidiaries and other	(0.6)%	(29.0)%
Other	(3.0)%	(1.6)%
Effective tax rate	0.1%	—%

For the years ended December 31, 2025, the amount of cash income taxes paid by the Company was as follows (in thousands):

Year Ended December 31,
2025
Federal	$—
State and local:
California	12
South Carolina	148
All other state and local	32
Foreign	—
Cash income taxes, net of refunds	$192

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$459,420	$332,482
Tax credit carryforwards	63,612	61,497
Capitalized research and development costs	155,755	214,208
Accrued expenses	201	986
Deferred revenue	21,765	28,549
Stock-based compensation	48,809	52,388
Amortizable intangibles	11,755	10,695
Lease liabilities	112,072	116,118
Investments in subsidiaries	59,027	57,534
Property, plant, and equipment	2,464	—
Other	1,257	1,232
Deferred tax assets before valuation allowance	936,137	875,689
Valuation allowance	(840,060)	(771,852)
Deferred tax assets, net of valuation allowance	96,077	103,837
Deferred tax liabilities:
Amortizable intangibles	(10,119)	(11,660)
Property, plant and equipment	—	(545)
Lease right-of-use assets	(92,052)	(98,184)
Deferred tax liabilities	(102,171)	(110,389)
Net deferred taxes	$(6,094)	$(6,552)
Activity in the deferred tax assets valuation allowance is summarized as follows (in thousands):

	Beginning of Period	Additions (Subtractions)	End of Period
Deferred tax assets valuation allowance:
Year ended December 31, 2025	$771,852	$68,208	$840,060
Year ended December 31, 2024	$711,778	$60,074	$771,852
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and has concluded that it is more-likely-than-not that it will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024 that are not expected to be realized. The Company reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased on a net basis by $68.2 million during the year ended December 31, 2025 primarily due to increases in the deferred tax assets related to net operating loss carryforwards partially offset by the continued amortization of capitalized research and development costs as allowed by certain provisions of the One Big Beautiful Bill Act of 2025.
As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $1.8 billion, of which $139.2 million will begin to expire in 2029 and $1.6 billion can be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $1.5 billion, of which $1.2 billion will begin to expire in 2030 and $257.5 million can be carried forward indefinitely. The Company also had $3.9 million of foreign net operating losses as of December 31, 2025, of which $1.5 million will begin to expire in 2034 and $2.4 million can be carried forward indefinitely.

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, the Company had federal research and development tax credit carryforwards of approximately $38.8 million, which will begin to expire in 2029. As of December 31, 2025, the Company also had state research and development and investment tax credit carryforwards of approximately $31.4 million, which will begin to expire in 2030.
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
The Company evaluates the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where it operates to assess their potential effect on its business and assumptions regarding future taxable income. The Company cannot predict whether specific proposals will be enacted, the terms of such proposals, or their potential impact on its business if enacted. In 2025, no major tax legislation was enacted in the jurisdictions where the Company operates that materially impacted its consolidated financial statements.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local, and foreign taxing authorities, where applicable. There are currently no tax examinations in progress. As of December 31, 2025, with few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. As of December 31, 2025 and 2024, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
20. Net Loss per Share
The calculation of earnings per common share is as follows (in thousands, except share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(312,763)	$(547,029)	$(892,869)
Denominator
Weighted average common shares outstanding	55,457,676	51,894,639	48,610,507
Net loss per share	$(5.64)	$(10.54)	$(18.37)

Ginkgo Bioworks Holdings, Inc.
Notes to Consolidated Financial Statements
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to Ginkgo Bioworks Holdings, Inc. common stockholders for the periods presented because including them would have been anti-dilutive:

	As of December 31,
	2025	2024	2023
Unvested PSUs	4,407,287	—	—
Warrants to purchase Class A common stock	1,295,622	1,295,622	1,295,622
Unvested RSUs	1,262,853	3,327,398	3,804,189
Earnout shares (1)	3,793,063	3,794,243	3,803,049
Outstanding stock options	366,567	767,520	192,208
Escrow shares (2)	—	20,332	—
	11,125,392	9,205,115	9,095,068
(1)Represents employee and non-employee earnout shares for which the service-based and/or market-based vesting conditions have not been satisfied.
(2)Represents restricted common stock issued in connection with asset acquisitions, held in escrow for indemnification purposes, and subject to forfeiture.
21. Subsequent Events
On February 26, 2026, the Company entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) to sell substantially all of the operations comprising its Biosecurity segment (the “Biosecurity Business”) to a newly formed entity (“Tower Biosecurity Holdings, Inc.”). Under the terms of the agreement, the Company will contribute the Biosecurity Business to Tower Biosecurity Holdings, Inc. in exchange for approximately 20% equity interest of the total issued and outstanding equity of Tower Biosecurity Holdings, Inc. as of closing. The transaction is expected to close in the first half of 2026, subject to customary closing conditions.

Upon closing, the Company expects to present the Biosecurity Business as discontinued operations in its consolidated financial statements and to recast prior period amounts to conform to this presentation. The transaction was approved by the Company's Board of Directors in February 2026, and, accordingly, the assets and liabilities of the Biosecurity Business are not reflected as held for sale as of December 31, 2025 and the accompanying consolidated financial statements do not reflect the effects of this transaction.