Form 10-Q
period 2026-03-31
Ginkgo Bioworks Holdings, Inc.
filed 2026-05-07
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of April 30, 2026, the registrant had 53,361,141 shares of Class A common stock, 8,963,350 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
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
◦the performance and output of Ginkgo’s offerings;
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
◦the acquisition and integration of companies, assets or intellectual property that advance Ginkgo’s objectives and the costs required to maintain, expand and protect Ginkgo’s intellectual property; and
◦the Company’s beliefs regarding the sufficiency of its existing cash, cash equivalents and marketable securities to fund its operations.

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
•rapidly changing technology and extensive competition in the synthetic biology and autonomous laboratory industries that could make the products and processes Ginkgo is developing obsolete or non-competitive unless it is able to successfully collaborate on the development of new and improved products and processes and pursue new market opportunities;
•Ginkgo’s ability to convert potential customers from “on prem” R&D to outsourced services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing processes that Ginkgo develops and Ginkgo’s ability to accurately predict customer demand, including with respect to the data we access and hold;
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
•the success of Ginkgo’s programs, including the growing efficiency and cost-advantage of cell engineering services, and their potential to contribute revenue, and the relative contribution of Ginkgo’s programs to its future revenue, including the potential for future revenue related to downstream value share in the form of potential future milestone payments, royalties, and/or equity consideration; and
•other factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (“2025 Annual Report”).
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in the 2025 Annual Report and elsewhere in this report, which are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect the business, financial condition or results of Ginkgo. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Ginkgo assess the impact of all such risk factors on the business of Ginkgo, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Ginkgo or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Ginkgo undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$143,864	$167,202
Marketable securities	229,592	255,418
Accounts receivable, net	19,815	24,026
Accounts receivable - related parties	454	229
Prepaid expenses and other current assets	16,230	24,963
Total current assets	409,955	471,838
Property, plant and equipment, net	163,020	167,371
Operating lease right-of-use assets	353,804	360,918
Investments	14,703	15,066
Intangible assets, net	48,860	53,482
Other non-current assets	39,522	47,167
Assets held for sale	3,211	3,854
Total assets	$1,033,075	$1,119,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,309	$10,566
Deferred revenue (includes $98 and $98 from related parties)	14,910	18,946
Accrued expenses and other current liabilities	48,376	66,458
Total current liabilities	79,595	95,970
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,810 and $64,787 from related parties)	77,895	75,182
Operating lease liabilities, non-current	410,700	417,078
Other non-current liabilities	21,732	22,876
Total liabilities	589,922	611,106
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	6	6
Additional paid-in capital	6,674,860	6,657,053
Accumulated deficit	(6,232,907)	(6,150,320)
Accumulated other comprehensive income	1,194	1,851
Total stockholders’ equity	443,153	508,590
Total liabilities and stockholders’ equity	$1,033,075	$1,119,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Revenue (1)	$19,474	$38,230

Costs and operating expenses:
Cost of other revenue	3,098	4,090
Research and development	49,920	70,923
General and administrative	37,830	39,723
Restructuring charges	—	4,466
Total operating expenses	90,848	119,202
Loss from operations	(71,374)	(80,972)
Other income (expense):
Interest income, net	3,596	6,081
Loss on investments	(1,214)	(3,693)
Other expense, net	(7,147)	(4,638)
Total other expense	(4,765)	(2,250)
Loss from continuing operations before income taxes	(76,139)	(83,222)
Income tax (benefit) expense	(80)	88
Net loss from continuing operations	$(76,059)	$(83,310)
Net loss from discontinued operations, net of tax	(6,528)	(7,647)
Net loss	$(82,587)	$(90,957)
Net loss per share:
Basic from continuing operations	$(1.28)	$(1.54)
Basic from discontinued operations	(0.11)	(0.14)
Basic	$(1.39)	$(1.68)
Weighted average common shares outstanding:
Basic	59,563,454	54,241,619
Comprehensive loss:
Net loss	(82,587)	(90,957)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(579)	849
Unrealized gains (loss) on available-for-sale securities	(78)	107
Total other comprehensive (loss) income	(657)	956
Comprehensive loss	$(83,244)	$(90,001)
(1)Includes related party revenue of zero and $8,098 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2025	58,207,298	$6	$6,657,053	$(6,150,320)	$1,851	$508,590
Issuance of common stock upon exercise or vesting of equity awards	3,453,490	—	—	—	—	—
Stock-based compensation expense	—	—	17,807	—	—	17,807
Other comprehensive income	—	—	—	—	(657)	(657)
Net loss	—	—	—	(82,587)	—	(82,587)
Balance as of March 31, 2026	61,660,788	$6	$6,674,860	$(6,232,907)	$1,194	$443,153

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

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(76,059)	$(83,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,799	14,822
Stock-based compensation	15,853	17,386
Loss on investments	1,214	3,693
Change in fair value of notes receivable	6,759	5,285
Change in fair value of contingent consideration	—	(1,302)
Non-cash lease expense	7,114	7,379
Accretion of discount on marketable securities	(120)	—
Other non-cash activity	185	149
Changes in operating assets and liabilities:
Accounts receivable	(242)	(667)
Prepaid expenses and other current assets	5,930	(581)
Operating lease right-of-use assets	—	3,675
Other non-current assets	94	(167)
Accounts payable, accrued expenses and other current liabilities	(11,601)	8,869
Deferred revenue, current and non-current (includes zero and $(7,878) from related parties)	(2,606)	(13,190)
Operating lease liabilities, current and non-current	(4,995)	(4,790)
Other non-current liabilities	(758)	—
Net cash used in operating activities - continuing operations	(46,433)	(42,749)
Net cash used in operating activities - discontinued operations	(253)	(8,772)
Net cash used in operating activities	(46,686)	(51,521)
Cash flows from investing activities:
Purchases of marketable debt securities	(83,161)	(191,182)
Maturities of marketable debt securities	108,178	—
Purchases of property and equipment	(1,933)	(7,622)
Other	48	120
Net cash provided by (used in) investing activities	23,132	(198,684)
Cash flows from financing activities:
Principal payments on finance leases	(19)	(207)
Net cash used in financing activities	(19)	(207)
Effect of foreign exchange rates on cash and cash equivalents	(129)	74
Net decrease in cash, cash equivalents and restricted cash	(23,702)	(250,338)

Cash and cash equivalents, beginning of period	167,202	561,572
Restricted cash, beginning of period	45,169	44,171
Cash, cash equivalents and restricted cash, beginning of period	212,371	605,743

Cash and cash equivalents, end of period	143,864	312,420

Restricted cash, end of period	44,805	42,985
Cash, cash equivalents and restricted cash, end of period	$188,669	$355,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
Business
Ginkgo Bioworks Holdings, Inc.'s (“Ginkgo” or the “Company”) mission is to make biology easier to engineer. Ginkgo sells tools and biological R&D services across a range of industries to government and commercial customers.
Ginkgo offers biological R&D services on our platform and Autonomous Lab to enable our customers to bring their products to market. Historically, Ginkgo’s primary service offering has been cell engineering R&D services (solutions) where Ginkgo performs technical activities. In 2024, Ginkgo expanded its service offerings to include services and lab automation equipment that provide our customers cell engineering tools for biological R&D, where Ginkgo enables its customers to conduct certain in-house R&D activities themselves. Ginkgo's services and tools are designed to offer customers better results on the dimensions of probability of success, speed, or cost – and ideally on all three.

Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large-scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D.
Discontinued Operations
On February 26, 2026, the Company entered into a definitive agreement for the sale of its Biosecurity business, which was previously reported as a separate segment (the “Biosecurity Divestiture”). The Biosecurity Divestiture was completed on April 3, 2026 (the “Closing Date”) whereby, Perimeter Systems, Inc. (the “Purchaser”) issued to the Company common equity of the Purchaser representing a minority interest in the Purchaser, in exchange for substantially all of the Company’s operations comprising its Biosecurity business. The Company and the Purchaser also entered into a transition services agreement (the “TSA”) on the Closing Date (Note 2).
The Company is presenting the financial results of the Biosecurity business as discontinued operations for all periods presented within the accompanying condensed consolidated statements of operations and cash flows. The accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 reflect the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers who are working to identify, monitor, prevent, and mitigate biological threats.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC and generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting. Accordingly, certain detailed disclosures which would normally be included with annual financial statements have been omitted. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been made. These condensed consolidated financial statements should be read in conjunction with the 2025 Annual Report. Interim results are not necessarily indicative of results for a full year.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant Accounting Policies
Other than as noted below, there have been no new or material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies described in Note 2 to the Company’s 2025 consolidated financial statements included in the 2025 Annual Report.
Recently Issued Accounting Pronouncements
There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed within Note 2 to the Company’s 2025 consolidated financial statements included in the 2025 Annual Report.
2. Discontinued Operations and Assets Held for Sale
On February 26, 2026, Ginkgo Bioworks, Inc. (the “Seller”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Purchaser for the sale of its Biosecurity business, which was previously reported as a separate segment. The Biosecurity Divestiture was completed on the Closing Date whereby the Purchaser issued to the Company shares of common equity of the Purchaser representing approximately 20% of the issued and outstanding equity of the Purchaser on a fully diluted basis. The common equity interest in the Purchaser constituted approximately 44% of the outstanding common equity of the Purchaser as of the Closing Date.
The Biosecurity Divestiture is considered a strategic shift that will have a significant impact on the Company’s operations and financial results. The Company has continuing involvement in the Biosecurity business in the form of the Company’s retained equity interest. Accordingly, certain assets of the Biosecurity business are classified as assets held for sale on the accompanying condensed consolidated balance sheets at March 31, 2026 and December 31 2025. The results of operations for the Biosecurity business have been classified as discontinued operations within the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2026 and 2025.
The following table presents the major components of the “Loss from discontinued operations, net of tax” in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$6,210	$10,088

Costs and operating expenses:
Cost of revenue	5,352	7,957
General and administrative	7,701	9,320
Restructuring charges	—	807
Total operating expenses	13,053	18,084
Loss from operations	(6,843)	(7,996)
Other income	315	349
Total other income (expense)	315	349
Loss from discontinued operations	$(6,528)	$(7,647)

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major components of assets held for sale on the condensed consolidated balance sheets (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Intangible assets, net	$2,910	$3,442
Property, plant and equipment, net	301	412
Total assets held for sale	$3,211	$3,854
The following table presents the net cash used in discontinued operations in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Loss from discontinued operations	$(6,528)	$(7,647)
Adjustments to reconcile net loss from discontinued operations to net cash used in operating activities - discontinued operations:
Depreciation and amortization	561	544
Stock-based compensation	1,954	3,045
Changes in operating assets and liabilities:
Accounts receivable	4,242	(4,026)
Prepaid expenses and other current assets	132	1,043
Accounts payable, accrued expenses and other current liabilities	(1,934)	(2,450)
Deferred revenue, current and non-current	1,320	719
Net cash used in operating activities - discontinued operations	$(253)	$(8,772)
There were no investing or financing cash flow activities for the discontinued operations in the three months ended March 31, 2026 or 2025, respectively.
The Purchase Agreement includes a TSA between the Seller and the Purchaser. The purpose of this agreement is to ensure the continuity of business operations by having the Seller provide certain services to the Purchaser, including, but not limited to information technology access and support, certain scientific services, human resources, finance and accounting functions. The TSA includes fixed and variable payments depending on the services used. Services rendered pursuant to the TSA are expected to conclude within 12 months. The billings under the TSA are not expected to be significant.
The Purchase Agreement includes a Use and Occupancy Agreement (the “U&O”) between the Seller and the Purchaser. The U&O provides the Purchaser with access to several of the Seller's facilities for a minimum period of 12 months at agreed upon payments.
The Company will account for its equity interest in the Purchaser as an equity method investment as of the Closing Date. The Company has no plans to dispose of its equity interest.
3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Company’s Board of Directors, approved and commenced a restructuring plan. This plan included a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and substantially concluded by December 31, 2025. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities. While the Company has

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
substantially completed the majority of its facility consolidation actions with excess space available for sublease, the subleasing of unused or underutilized facilities is expected to extend throughout 2026 and may not occur prior to termination of such lease, depending on market conditions.

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
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2025	$2,601
Cash payments	(2,601)
Liability balance at March 31, 2026	$—
Restructuring charges were $4.5 million during the three months ended March 31, 2025, consisting entirely of employee termination costs and other.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$116,715	$116,715	$—	$—
U.S. Treasury securities	7,977	7,977	—	—
Marketable securities:
Commercial paper	1,420	—	1,420	—
U.S. Treasury securities	129,200	129,200	—	—
Corporate bonds	81,169	—	81,169	—
Marketable equity securities	17,803	17,803	—	—
Investments:
Synlogic, Inc. warrants (1)	104	—	104	—
Marketable equity securities	1,286	1,286	—	—
Total assets	$355,674	$272,981	$82,693	$—
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. There were no other transfers between Levels 1, 2, or 3 during the three months ended March 31, 2026 or 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the three months ended March 31 (in thousands):

	Notes Receivable	Contingent Consideration
Balance at January 1, 2026	$7,126	$5,690
Additions	—	—
Change in fair value	(7,126)	—
Settlements and payments	—	—
Balance at March 31, 2026	$—	$5,690

Balance at January 1, 2025	$1,843	$9,922
Additions	75	—
Change in fair value	50	(1,302)
Settlements and payments	(50)	—
Transfers into Level 3	6,983	—
Balance at March 31, 2025	$8,901	$8,620
Notes Receivable
For all of its notes receivable, the Company has elected the fair value option, under which changes in fair value are recorded in other expense, net, in the condensed consolidated statements of operations and comprehensive loss.
The Company holds a senior secured note in the original principal amount of $11.8 million issued by Bolt Threads, Inc. (“Bolt”), which bears interest at 12% per annum, is due December 31, 2027, and is included in other non-current assets at its estimated fair value.
During the three months ended March 31, 2026, Bolt disclosed it ceased operations. Any proceeds recovered from the Bolt note as the result of a potential disposition of Bolt assets are expected to be immaterial. As such, during the three months ended March 31, 2026, the Company reduced the carrying value of the senior secured note to zero.
As of December 31, 2025, the Company used a discounted cash flow model to estimate the fair value of the senior secured note, incorporating significant unobservable inputs such as the recovery rate, a risk-adjusted discount rate, and a potential settlement scenario.
The Company also held a series of convertible debt instruments issued by customers as payment for cell engineering services. The Company used a scenario-based method to value the convertible debt instruments. Under this method, future cash flows are evaluated under various payoff scenarios, probability-weighted, and discounted to present value. The significant unobservable (Level 3) inputs used in the fair value measurement as of December 31, 2025 included scenario probabilities ranging from 5% to 45%, a discount rate of 15.5% and estimated time to event date of approximately one year. Significant changes in these inputs could have resulted in a significantly lower or higher fair value measurement.
As of March 31, 2026, the Company’s convertible notes receivable had an unpaid principal balance of $7.5 million and a fair value of zero, compared to an unpaid principal balance of $9.7 million and a fair value of $0.5 million as of December 31, 2025.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may settle a majority of its contingent consideration liabilities in either cash or shares of Class A common stock, at its discretion, with the remainder payable in cash. No contingent consideration liabilities were settled during the three months ended March 31, 2026 or 2025, respectively.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			March 31, 2026	December 31, 2025
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 10%
		Discount rate	15.7%	14.9%
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
During the three months ended March 31, 2026, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies. During the three months ended March 31, 2025, the Company recorded an impairment of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value.
No impairment losses related to Simple Agreements for Future Equity (“SAFEs”) were recorded during the three months ended March 31, 2026 or 2025, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$137,088	$91	$(1)	$137,178
Corporate bonds	81,211	19	(62)	81,168
Commercial paper	1,419	1	—	1,420
Marketable equity securities	—	—	—	17,803
Total cash equivalents and marketable securities	219,718	111	(63)	237,569
Less: cash equivalents	(7,977)	—	—	(7,977)
Marketable securities	$211,741	$111	$(63)	$229,592

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$117,919	$171	(52)	118,038
Corporate bonds	114,640	147	(121)	114,666
Commercial paper	4,079	—	(19)	4,060
Marketable equity securities	—	—	—	18,654
Total marketable securities	236,638	318	(192)	255,418
Less: cash equivalents	—	—	—	—
Marketable securities	$236,638	$318	$(192)	$255,418
The amortized cost and estimated fair value of marketable debt securities at March 31, 2026, including $8.0 million classified in cash and cash equivalents, are summarized below by contractual maturity dates (in thousands):

	Amortized cost	Fair value
Due within one year	$179,182	$179,222
Due after one year through five years	40,536	40,544
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
The Company accounts for its investments in Platform Ventures under the equity method. Such investments had a carrying value of zero as of March 31, 2026 and December 31, 2025. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
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
Investments consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
SAFEs	$2,188	$2,188
Non-marketable equity securities	11,125	11,125
Marketable equity securities	1,286	1,562
Synlogic warrants	104	191
Total	$14,703	$15,066
The components of loss on investments for each period were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Impairment charges	$—	$(1,844)
Unrealized losses recognized on marketable equity securities and warrants	(1,214)	(1,849)
Total loss on investments	$(1,214)	$(3,693)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of March 31, 2026, including cumulative unrealized losses, were as follows (in thousands):

As of March 31, 2026
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of March 31, 2026 and December 31, 2025, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 6 for additional details on the Company’s investments and equity method investments.
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$143,864	$312,420
Restricted cash included in prepaid expenses and other current assets (1)	6,883	7,943
Restricted cash included in other non-current assets (1)	37,922	35,042
Total cash, cash equivalents and restricted cash	$188,669	$355,405
(1)Includes primarily cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$179	$96
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Lab equipment	$140,681	$143,182
Leasehold improvements	138,289	140,513
Buildings and facilities	49,760	49,760
Construction in progress	4,453	192
Computer equipment and software	7,305	9,056
Furniture and fixtures	5,848	6,520
Land	6,060	6,060
Total property, plant and equipment	352,396	355,283
Less: Accumulated depreciation	(189,376)	(187,912)
Property, plant and equipment, net	$163,020	$167,371
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of March 31, 2026:
Class A	10,500,000,000	53,159,223	50,254,065
Class B	4,500,000,000	8,974,855	8,406,723
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	65,134,078	61,660,788
Common stock as of December 31, 2025:
Class A	10,500,000,000	49,694,610	46,791,082
Class B	4,500,000,000	8,985,839	8,416,216
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	61,680,449	58,207,298

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
At-The-Market Program
On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC (“Allen”), who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through March 31, 2026, the Company has issued 1.9 million shares of Class A common stock under the Sales Agreement for net proceeds of $18.1 million.
9. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
March 31, 2026:
Developed technology	$99,928	$(51,068)	$48,860	7.3
December 31, 2025:
Developed technology	$100,610	$(47,128)	$53,482	7.3
(1)Gross carrying value and accumulated amortization include the impact of foreign currency translation adjustments.
Amortization expense was $4.2 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2026	$12,402
2027	10,244
2028	2,941
2029	2,941
2030	2,941
Thereafter	17,391
Total	$48,860
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$8,023	$8,993
General and administrative	7,403	7,424
Cost of other revenue	427	969
Total	$15,853	$17,386
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of March 31, 2026, there were 3,625,465 shares and 292,639 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.
Time-based Stock Options
A summary of stock option activity for options that are subject to time-based vesting conditions for the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in Thousands)
Outstanding as of December 31, 2025	366,567	$15.38
Granted	—	—
Forfeited	—	—
Outstanding as of March 31, 2026	366,567	15.38	8.70	$—
Exercisable as of March 31, 2026	136,014	24.74	8.16	—
(1)The aggregate intrinsic value is calculated as the difference between the Company's closing stock price on the last trading day of the quarter and the exercise prices, multiplied by the number of in-the-money stock options.
There were no stock option exercises during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $1.3 million of unrecognized compensation expense related to time-based stock options recognizable over a weighted-average period of 2.0 years.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted before 2025 generally had a four-year requisite service period, with 25% of the shares vesting on the first anniversary of the grant date and the remainder vesting monthly thereafter. RSU awards granted in March 2026 and after will vest in equal quarterly installments through January 2027.
A summary of the RSU activity for the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,262,853	$55.07
Granted	591,007	7.05
Vested	(346,073)	36.08
Forfeited	(129,381)	48.45
Nonvested as of March 31, 2026	1,378,406	39.87
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $7.05 and $7.95, respectively.
As of March 31, 2026, there was $46.6 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 1.6 years.
Performance-based Restricted Stock Units
In March 2025, the compensation committee of the Company's Board of Directors approved a grant of performance-based restricted stock unit (“PSU”) awards under the 2021 Plan to substantially all employees. The PSUs were eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2025 cash flow and bookings targets. PSU achievement percentages ranged from 49% to 100% of the award. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date.
In March 2026, the compensation committee of the Company's Board of Directors approved a grant of PSU awards under the 2021 Plan to substantially all employees. The PSUs are eligible to vest based on the achievement of specific performance metrics tied to the Company’s 2026 cash flow and bookings targets. Recipients must remain employed through the date the applicable vested shares are distributed, which is expected to occur in March 2027. PSU achievement percentages may range from zero to 100% of the award. The grant-date fair value of the PSUs was determined based on the closing price of the Company’s Class A common stock on the grant date.
A summary of PSU activity for the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	4,407,287	$8.06
Granted	3,078,611	6.38
Vested	(3,107,417)	8.04
Forfeited	(1,362,346)	8.05
Nonvested as of March 31, 2026	3,016,135	7.05
As of March 31, 2026, there was $20.0 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 1.0 year, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Earnouts
Earnout shares represent equity awards, primarily in the form of restricted stock, granted to existing employees of the Company as of the closing date of the Company’s merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021 (the “SRNG Closing Date”). These earnout shares are subject to the same time-based vesting and performance conditions (change in control or an initial public offering) as the underlying awards, including provisions related to vesting and termination. Additionally, the earnout shares are subject to a market condition, which is satisfied when the trading price of the Company's common stock is greater than or equal to $500, $600, $700 and $800 per share for any 20 trading days within a 30 consecutive trading day period, on or before the fifth anniversary of the SRNG Closing Date (collectively, the “Earnout Targets”). The first Earnout Target of $500 per share was met on November 15, 2021.
No earnout shares vested or were forfeited during the three months ended March 31, 2026. As of March 31, 2026, there were 551,277 nonvested earnout shares with a weighted average grant date fair value of $510.78. As of March 31, 2026, there was zero unrecognized compensation expense related to earnout shares.
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of revenues by industry based on total revenue:

	Three Months Ended March 31,
	2026	2025
Pharmaceutical and biotechnology	38%	31%
Government and defense	35	16
Agriculture	13	41
Food and nutrition	7	4
Industrial and environment	7	7
Consumer and technology	—	1
Total revenue	100%	100%
Revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the three months ended March 31, 2026 and 2025, but continues to recognize non-cash revenue from prior contracts. Revenue recognized relating to non-cash consideration was $0.5 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively.
The Company’s total revenue is primarily generated from customers located in the United States. For the three months ended March 31, 2026 and 2025, U.S. customers accounted for 66% and 81%, respectively. For the three months ended March 31, 2026 and 2025, customers from Denmark accounted for 13% and 11%, respectively.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of March 31, 2026 and December 31, 2025. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $11.4 million and $14.5 million as of March 31, 2026 and December 31, 2025, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
During the three months ended March 31, 2026, the Company recognized $9.2 million of revenue that was included in the contract liabilities balance of $94.1 million as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $22.8 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2026 and December 31, 2025 was $127.4 million and $136.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of March 31, 2026, approximately $15.8 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2026, based on the projected customer program end dates; $40.8 million between 2026 and 2027; $63.2 million between 2026 and 2028; $3.4 million between 2026 and 2029; and $4.2 million between 2026 and 2030.
13. Segment Information
As a result of the Biosecurity Divestiture (Note 2), the Company manages its operations as a single operating and reportable segment. This structure reflects the Company’s internal management framework and the approach its Chief Operating Decision Maker (“CODM”) uses to evaluate operating results and allocate resources.
The Company’s reportable segment is that for which discrete financial information is available and whose results are regularly provided to the Company’s CODM, consisting of the Chief Executive Officer and the President, for the purpose of allocating resources and assessing financial performance. The CODM evaluates the financial performance of the Company’s segment based on loss from continuing operations before income taxes. The CODM is primarily provided with the loss from continuing operations before income taxes on a quarterly basis, as well as during the annual budgeting and forecasting process, and uses this information to monitor the Company’s performance, including budget-to-actual results, and to make decisions about the allocation of operating and capital resources. The Company has determined its significant segment expenses are cost of revenue, research and development expenses, and general and administrative expenses (exclusive of certain costs and expenses), which are regularly provided to the CODM.
The CODM is not provided with asset information; therefore, such information is not presented. The accounting policies used to prepare the reportable segments financial information are the same as those used to prepare the Company’s consolidated financial statements. The classification of costs differs from the presentation in the condensed consolidated statement of operations as described below.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segment, including significant expenses, and a reconciliation to loss from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$19,474	$38,230
Costs and operating expenses:
Cost of other revenue (1)	2,672	3,121
Research and development (1)	30,105	48,670
General and administrative (1)	12,723	19,654
Stock-based compensation (2)	16,708	17,713
Depreciation and amortization	12,799	14,822
Restructuring charges (3)	—	4,466
Carrying cost of excess space (net of sublease income) (4)	15,842	11,674
Merger and acquisition related expense (income) (5)	—	(918)
Other (income) expense, net (6)	4,764	2,250
Loss from continuing operations before income taxes	$(76,139)	$(83,222)

(1) The costs and operating expenses exclude expenses which are separately captioned below.
(2) Includes $0.9 million and $0.4 million in employer payroll taxes for three months ended March 31, 2026 and 2025, respectively.
(3) See Note 3, Restructuring, for composition of costs.
(4) The carrying cost of excess space includes base rent, common area maintenance charges, and real estate taxes associated with facilities the Company is not occupying, net of any sublease income from these spaces.
(5) Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) securities litigation costs.
(6) Includes interest income, interest expense, loss on investments, changes in fair value of certain assets and liabilities, and other gains and losses.
14. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2026	2025
Unvested PSUs	3,016,135	4,115,270
Unvested RSUs	1,378,406	3,710,189
Earnout shares (1)	3,793,063	3,794,111
Warrants to purchase Class A common stock	1,295,622	1,295,622
Outstanding stock options	366,567	761,312
Escrow shares (2)	—	6,647
	9,849,793	13,683,151
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
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of March 31, 2026	As of December 31, 2025
Deferred revenue, current and non-current:
Allonnia	$36,495	$36,495
Arcaea	28,413	28,413
	$64,908	$64,908
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

Three Months Ended March 31,
2025
Revenue:
Genomatica	$274
Ayana Bio	240
Allonnia	1
BiomEdit	7,583
$8,098
During the three months ended March 31, 2026, the Company recognized zero revenue from related parties.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Subsequent Events
Refer to Note 2 for a description of the Biosecurity Divestiture, which closed subsequent to March 31, 2026.
Additionally, in April 2026, the Company was required to restrict $47.0 million of cash and cash equivalents to secure a surety bond of the same amount to fulfill its obligations under a contract with a U.S. Government National Laboratory related to the sale of RAC automation equipment. The $47.0 million will remain restricted until the Company completes all of its obligations under the contract. Currently the Company expects the cash to be restricted until 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Item 1A “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.
Overview
Our mission is to make biology easier to engineer.
Ginkgo currently sells cell engineering biological R&D services and tools to government and commercial customers across a range of industries.
Cell Engineering
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

Our Autonomous Lab is a flexible wet lab built from our RAC systems capable of large scale data generation; it powers generative AI and ML tools that enable more successful biological R&D. We now offer services providing such data generation, AI and automation tools directly to Ginkgo customers. Our data assets comprise best practices for cell engineering, along with sequences and host cells that have been honed through dozens of programs and can be directly reusable for our cell engineering solutions. We now offer licenses to our host cells and other intellectual property assets, such as our broad metagenomic library.

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
Discontinued Operations
On February 26, 2026, the Company entered into a definitive agreement for the sale of its Biosecurity business, which was previously reported as a separate segment. The Biosecurity Divestiture was completed on April 3, 2026 whereby the Purchaser issued to the Company shares of common equity of the Purchaser representing a minority interest in the Purchaser in exchange for substantially all of the Company’s operations comprising its Biosecurity business (see Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).
The Company is presenting the financial results for the former Biosecurity business within discontinued operations for all periods presented within its accompanying condensed consolidated statements of operations and cash flows and the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 reflect the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers working to identify, monitor, prevent and mitigate biological threats.
Components of Results of Operations
Revenue
We generate revenue primarily through service and license agreements for our tools and solutions offerings. Under our automation solutions agreements we typically provide services related to the design, build, and deployment of our RAC systems as well as ongoing support services. Datapoints agreements typically include fixed fees for services related to producing a data package for our customers and are earned over a shorter time period than legacy cell engineering solutions projects. Under our solutions agreements, we typically provide R&D services for cell programming with the goal of producing an engineered cell that meets a mutually agreed specification. Our customers obtain license rights to the output of our services, which are primarily the optimized strains or cell lines, in order to manufacture and commercialize products derived from that licensed strain or cell line. Generally, the terms of these agreements provide that we receive some combination of: (1) service fees in the form of (i) upfront payments upon consummation of the agreement or other fixed payments, (ii) reimbursement for costs incurred for R&D services and (iii) milestone payments upon the achievement of specified technical criteria, plus (2) downstream value share payments in the form of (i) milestone payments upon the achievement of specified commercial criteria, (ii) royalties on sales of products from or comprising engineered organisms arising from the collaboration or licensing agreement and/or (iii) royalties related to cost of goods sold reductions realized by our customers. Royalties did not comprise a material amount of our revenue during any of the periods presented.
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
Costs and Operating Expenses
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
We expense R&D costs as incurred. Our R&D expenses were lower in the first quarter of 2026 compared to the first quarter of 2025, primarily due to our restructuring plan announced and commenced in the second quarter of 2024 as we rationalized our current development programs and prioritize our investments in our tools offerings. We expect that our R&D expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our R&D expenses could increase in 2026 due to continued investment in our tools offerings. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
General and Administrative Expenses
G&A expenses consist primarily of costs for personnel in executive, business development, finance, human resources, legal and other corporate administrative functions. G&A expenses also include professional legal services fees and costs incurred relating to litigation, corporate, intellectual property and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, insurance costs, and facility-related costs not otherwise included in R&D expenses.
Our G&A expenses were lower in the first quarter of 2026 compared to the first quarter of 2025, primarily due to our restructuring plan announced and commenced in the second quarter of 2024, as we reduced our operational overhead. We expect that our G&A expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our G&A expenses could increase in 2026 due to employee incentive programs offered. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, and other inorganic growth initiatives.
Restructuring Charges
Restructuring charges are related to our restructuring plan, which was announced and commenced in the second quarter of 2024 and substantially concluded in the fourth quarter of 2025. These charges primarily included severance and other employee termination costs from a reduction in force that commenced in 2024, as well as the impairment of a right-of-use asset due to the subleasing of a facility as part of real estate consolidation. While the Company has substantially completed the majority of its facility consolidation actions with excess space available for sublease, the subleasing of unused or underutilized facilities is expected to extend throughout 2026 and may not occur prior to termination of such lease, depending on market conditions.
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
Other Income (Expense), Net
Other expense, net primarily consists of changes in the fair value of notes receivable that we elected to account for under the fair value option.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents our results of continuing operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenue	$19,474	$38,230	$(18,756)

Costs and operating expenses:
Cost of other revenue	3,098	4,090	(992)
Research and development	49,920	70,923	(21,003)
General and administrative	37,830	39,723	(1,893)
Restructuring charges	—	4,466	(4,466)
Total operating expenses	90,848	119,202	(28,354)
Loss from operations	(71,374)	(80,972)	9,598
Other income (expense):
Interest income, net	3,596	6,081	(2,485)
Loss on investments	(1,214)	(3,693)	2,479
Other expense, net	(7,147)	(4,638)	(2,509)
Total other expense	(4,765)	(2,250)	(2,515)
Loss from continuing operations before income taxes	(76,139)	(83,222)	7,083
Income tax (benefit) expense	(80)	88	(168)
Net loss from continuing operations	$(76,059)	$(83,310)	$7,251
Revenue
Revenue was $19.5 million for the three months ended March 31, 2026, compared to $38.2 million for the three months ended March 31, 2025, a decrease of $18.8 million. This decrease was primarily due to the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. (“BiomEdit”) contract in the first quarter of 2025 (see Note 15 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a decrease in the scope of services provided to a large enterprise customer in the agriculture industry.
As discussed above in Components of Results of Operations, revenue comprises both cash and non-cash consideration. Revenue recognized relating to non-cash consideration decreased from $8.7 million for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026, primarily due to the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025.
Cost of Other Revenue
The cost of other revenue was $3.1 million for the three months ended March 31, 2026, compared to $4.1 million for the three months ended March 31, 2025, a decrease of $1.0 million. This decrease was primarily due to reductions in direct equipment expenses incurred for lab automation solutions customers.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $23.3 million and $30.7 million for the three months ended March 31, 2026 and 2025, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services, and routine costs and fees.
Research and development expenses were $49.9 million for the three months ended March 31, 2026, compared to $70.9 million for the three months ended March 31, 2025, a decrease of $21.0 million. This decrease was primarily driven by reductions of $9.4 million in contract research expenses, $6.9 million in personnel-related compensation and benefits expenses, $2.6 million in rent and facilities expenses, $1.9 million in depreciation and amortization, $1.8 million in information technology expenses, and $1.5 million in stock-based compensation expense (inclusive of employer payroll taxes). These decreases were partially offset by an increase of $1.9 million in allocated overhead expenses, $0.9 million in equipment expenses, and $0.3 million in other operating expenses.
General and Administrative Expenses
General and administrative expenses were $37.8 million for the three months ended March 31, 2026, compared to $39.7 million for the three months ended March 31, 2025, a decrease of $1.9 million. This decrease was primarily driven by reductions of $4.4 million in personnel-related compensation and benefits expenses and $1.3 million in other operating expenses. These decreases were partially offset by an increase of $3.8 million in rent and facilities expenses.
Restructuring Charges
Restructuring charges were zero and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. Restructuring charges relate to our restructuring plan, which was announced and commenced in the second quarter of 2024 and substantially concluded in the fourth quarter of 2025. These charges primarily consisted of employee termination costs from the reduction in force. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $3.6 million for the three months ended March 31, 2026, compared to $6.1 million for the three months ended March 31, 2025, a decrease of $2.5 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Loss on Investments
Loss on investments was $1.2 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by lower impairment losses on our non-marketable equity investments in privately held companies. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Other Expense, Net
We recorded a net other expense amount of $7.1 million for the three months ended March 31, 2026, compared to a net other expense amount of $4.6 million for the three months ended March 31, 2025, a decrease of $2.5 million. This increase was primarily due to losses on the change in fair value of a note receivable accounted for under the fair value option recorded in 2026 and 2025.
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
We define EBITDA as net loss from continuing operations attributable to Ginkgo Bioworks Holdings, Inc. stockholders before the impact of interest income, interest expense, provision for income taxes and depreciation and amortization.
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, transaction and integration costs associated with planned, completed or terminated mergers and acquisitions, including related litigation costs, restructuring and impairment charges (inclusive of impairments of goodwill and long-lived assets), and certain other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.
Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for GAAP performance measures. These measures exclude significant expenses and income required by GAAP, which impacts their alignment with consolidated financial statements. They also rely on management’s judgment to determine which items are included or excluded, making them inherently subjective. Additionally, non-GAAP measures lack uniform definitions and may differ from those used by other companies, limiting comparability. A reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss from continuing operations (1)	$(76,059)	$(83,310)
Interest income, net	(3,596)	(6,081)
Income tax (benefit) expense	(80)	88
Depreciation and amortization	12,799	14,822
EBITDA	(66,936)	(74,481)
Stock-based compensation (2)	16,708	17,713
Restructuring charges (3)	—	4,466
Merger and acquisition related (income) expense (4)	—	(918)
Loss (gain) on investments	1,214	3,693
Change in fair value of notes receivable	6,759	5,285
Adjusted EBITDA	$(42,255)	$(44,242)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the three months ended March 31, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.9 million and $0.4 million in employer payroll taxes for the three months ended March 31, 2026 and 2025, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers and acquisitions, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero for both the three months ended March 31, 2026 and 2025, respectively.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had cash and cash equivalents and marketable securities of $373.5 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
At-The-Market Program
On August 7, 2025, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2025, on which we registered for sale up to $500 million of any combination of our Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that we may determine. On September 4, 2025, the Company entered into the Sales Agreement with Allen, who is acting as the Agent, pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more ATM offerings. Since inception of the Sales Agreement through March 31, 2026, the Company has issued 1.9 million shares of Class A common stock under the Sales Agreement for net proceeds of $18.1 million. We currently intend to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, financing our operations, technology development, working capital and capital expenditures.
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
Surety Bond
In April 2026, the Company was required to restrict $47.0 million of cash and cash equivalents to secure a surety bond of the same amount to fulfill its obligations under a contract with a U.S. Government National Laboratory related to the sale of RAC automation equipment. The $47.0 million will remain restricted until the Company completes all of its obligations under the contract. Currently the Company expects the cash to be restricted until 2029.
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities - continuing operations	$(46,433)	$(42,749)
Operating activities - discontinued operations	(253)	(8,772)
Investing activities	23,132	(198,684)
Financing activities	(19)	(207)
Effect of exchange rate changes	(129)	74
Net decrease in cash, cash equivalents and restricted cash	$(23,702)	$(250,338)
Operating Activities - Continuing Operations
Net cash used in operating activities for the three months ended March 31, 2026 consisted of a net loss from continuing operations of $76.1 million, adjusted for net change in operating assets and liabilities of $14.2 million and non-cash charges of $43.8 million. The net change in operating assets and liabilities was primarily due to (i) a $11.6 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to a payment associated with a minimum purchase obligation, (ii) a $5.0 million decrease in operating lease liabilities from rent payments, (iii) a $2.6 million decrease in deferred revenue primarily from the recognition of previously deferred revenue, partially offset by (iv) a $5.9 million decrease in prepaid expenses and other current assets. Non-cash adjustments primarily consisted of $15.9 million of stock-based compensation expense, $12.8 million of depreciation and amortization, $7.1 million non-cash lease expense, a $6.8 million change in fair values of various assets and liabilities, and a $1.2 million loss on investments.
Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net loss from continuing operations of $83.3 million, adjusted for net change in operating assets and liabilities of $6.9 million and non-cash charges of $47.4 million. The net change in operating assets and liabilities was primarily due to (i) a $13.2 million decrease in deferred revenue primarily from a one-time release of a deferred revenue balance associated with a terminated customer contract, (ii) a $4.8 million decrease in operating lease liabilities from rent payments, partially offset by (iv) a $8.9 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation under a supplier agreement, and (v) a $3.7 million decrease in operating lease right-of-use assets from lease incentives received. Non-cash adjustments primarily consisted of $17.4 million of stock-based compensation expense, $14.8 million of depreciation and amortization, $7.4 million non-cash lease expense, a $4.0 million change in fair values of various assets and liabilities, and a $3.7 million loss on investments.
Operating Activities - Discontinued Operations
Net cash used in operating activities for the three months ended March 31, 2026 consisted of a net loss from discontinued operations of $6.5 million, adjusted for net change in operating assets and liabilities of $3.8 million and non-cash charges of $2.5 million. The net change in operating assets and liabilities was primarily due to (i) a $4.2 million decrease in accounts receivable due to timing of customer billings, (ii) a $1.3 million increase in deferred revenue, partially offset by (iii) $1.9 million decrease in accounts payable, accrued expenses and other current liabilities. Non-cash adjustments primarily consisted of $2.0 million of stock-based compensation expense and $0.6 million of depreciation and amortization.
Net cash used in operating activities for the three months ended March 31, 2025 consisted of a net loss from discontinued operations of $7.6 million, adjusted for net change in operating assets and liabilities of $4.7 million and non-cash charges of $3.6 million. The net change in operating assets and liabilities was primarily due to (i) a $4.0 million increase in accounts receivable due to timing of customer billings, (ii) a $2.5 million decrease in accounts payable, accrued expenses and other current liabilities, partially offset by (iii) a $1.0 million decrease in prepaid expenses and other current assets, and (iv) a $0.7 million increase in deferred revenue. Non-cash adjustments primarily consisted of $3.0 million of stock-based compensation expense and $0.5 million of depreciation and amortization.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 primarily consisted of purchases of marketable debt securities of $83.2 million and maturities of marketable debt securities of $108.2 million.
Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of purchases of marketable debt securities of $191.2 million and purchases of property and equipment of $7.6 million related to the build-out of new office and laboratory space near our headquarters.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 consisted of principal payments on finance leases.
Net cash used in financing activities for the three months ended March 31, 2025 primarily consisted of principal payments on finance leases.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.
Recently Issued Accounting Pronouncements
See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, as disclosed in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of March 31, 2026, we had cash equivalents and marketable debt securities of $336.5 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation gain (loss) was $(0.6) million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should carefully consider the risk factors that appear in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, before making an investment decision. Our business, prospects, financial condition or operating results could decline due to any of these risks and, as a result, you may lose all or part of your investment. There have been no material changes to the risk factors that appear in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated February 26, 2026, by and among Tower Biosecurity, Inc., Ginkgo Bioworks, Inc., Ginkgo Biosecurity, LLC and, solely for the purposes of Section 11.09, Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2026).

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

Ginkgo Bioworks Holdings, Inc.

Date: May 7, 2026	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)