Form 10-Q
period 2026-06-30
Ginkgo Bioworks Holdings, Inc.
filed 2026-08-06
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of July 31, 2026, the registrant had 55,383,808 shares of Class A common stock, 8,956,469 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

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
◦Ginkgo’s ability to effectively manage its organizational changes, including its restructuring actions commenced in 2024 and substantially concluded in the fourth quarter of 2025, and related impacts on Ginkgo’s financial performance;
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
◦the impact of the Biosecurity Divestiture (as defined herein); and
◦Ginkgo’s beliefs regarding the sufficiency of its existing cash, cash equivalents and marketable securities to fund its operations.

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
•Ginkgo’s ability to convert potential customers from “on prem” R&D to outsourced services, Ginkgo’s reliance on its customers to develop, produce and manufacture products using the engineered cells and/or biomanufacturing
i

processes that Ginkgo develops and Ginkgo’s ability to accurately predict customer demand, including with respect to the data Ginkgo accesses and holds;
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$84,535	$167,202
Marketable securities	217,628	255,418
Accounts receivable, net	13,013	24,026
Accounts receivable - related parties	—	229
Prepaid expenses and other current assets (includes $4,444 and zero from related parties)	17,359	24,963
Total current assets	332,535	471,838
Restricted cash and cash equivalents, non-current	84,565	38,138
Property, plant and equipment, net	157,185	167,371
Operating lease right-of-use assets	347,661	360,918
Investments	14,775	15,066
Equity method investments	7,615	—
Intangible assets, net	44,387	53,482
Other non-current assets	1,323	9,029
Assets held for sale	—	3,854
Total assets	$990,046	$1,119,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,575	$10,566
Deferred revenue (includes $98 and $98 from related parties)	13,214	18,946
Accrued expenses and other current liabilities (includes $2,513 and zero from related parties)	49,951	66,458
Total current liabilities	72,740	95,970
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,810 and $64,787 from related parties)	76,537	75,182
Operating lease liabilities, non-current	404,113	417,078
Other non-current liabilities	16,372	22,876
Total liabilities	569,762	611,106
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	6	6
Additional paid-in capital	6,698,945	6,657,053
Accumulated deficit	(6,279,617)	(6,150,320)
Accumulated other comprehensive income	950	1,851
Total stockholders’ equity	420,284	508,590
Total liabilities and stockholders’ equity	$990,046	$1,119,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (1)	$20,156	$39,134	$39,630	$77,364

Costs and operating expenses:
Cost of other revenue	1,719	5,380	4,817	9,470
Research and development	46,210	53,370	96,130	124,293
General and administrative	30,775	34,981	68,605	74,704
Restructuring charges	—	3,566	—	8,032
Total operating expenses	78,704	97,297	169,552	216,499
Loss from operations	(58,548)	(58,163)	(129,922)	(139,135)
Other income (expense):
Interest income, net	3,232	6,083	6,828	12,164
Loss on equity method investment	(4,673)	—	(4,673)	—
Gain (loss) on investments	1,987	(229)	773	(3,922)
Other income (expense), net	809	(1,168)	(6,338)	(5,806)
Total other income (expense)	1,355	4,686	(3,410)	2,436
Loss from continuing operations before income taxes	(57,193)	(53,477)	(133,332)	(136,699)
Income tax (benefit) expense	128	(283)	48	(195)
Net loss from continuing operations	$(57,321)	$(53,194)	$(133,380)	$(136,504)
Net income (loss) from discontinued operations, net of tax	10,611	(7,106)	4,083	(14,753)
Net loss	$(46,710)	$(60,300)	$(129,297)	$(151,257)
Net income (loss) per share:
From continuing operations	$(0.92)	$(0.97)	$(2.19)	$(2.50)
From discontinued operations	0.17	(0.13)	0.06	(0.27)
Total net loss per share	$(0.75)	$(1.10)	$(2.13)	$(2.77)

Weighted average common shares outstanding:	62,094,356	54,858,982	60,835,896	54,552,006
Comprehensive loss:
Net loss	(46,710)	(60,300)	(129,297)	(151,257)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(34)	2,586	(613)	3,435
Unrealized (loss) gain on available-for-sale securities	(210)	(83)	(288)	24
Total other comprehensive (loss) income	(244)	2,503	(901)	3,459
Comprehensive loss	$(46,954)	$(57,797)	$(130,198)	$(147,798)
(1)Includes related party revenue of zero and $420 for the three months ended June 30, 2026 and 2025, respectively, and zero and $8,518 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of March 31, 2026	61,660,788	$6	$6,674,860	$(6,232,907)	$1,194	$443,153
Issuance of common stock upon exercise or vesting of equity awards	252,115	—	—	—	—	—
Issuance of common stock in ATM offering, net of $560 issuance costs	1,798,199	—	16,489	—	—	16,489
Stock-based compensation expense	—	—	7,596	—	—	7,596
Other comprehensive income	—	—	—	—	(244)	(244)
Net loss	—	—	—	(46,710)	—	(46,710)
Balance as of June 30, 2026	63,711,102	$6	$6,698,945	$(6,279,617)	$950	$420,284

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2025	58,207,298	$6	$6,657,053	$(6,150,320)	$1,851	$508,590
Issuance of common stock upon exercise or vesting of equity awards	3,705,605	—	—	—	—	—
Issuance of common stock in ATM offering, net of $560 issuance costs	1,798,199	—	16,489	—	—	16,489
Stock-based compensation expense	—	—	25,403	—	—	25,403
Other comprehensive income	—	—	—	—	(901)	(901)
Net loss	—	—	—	(129,297)	—	(129,297)
Balance as of June 30, 2026	63,711,102	$6	$6,698,945	$(6,279,617)	$950	$420,284

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

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(129,297)	$(151,257)
Net income (loss) from discontinued operations, net of tax	4,083	(14,753)
Net loss from continuing operations	(133,380)	(136,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,114	30,071
Stock-based compensation	23,448	36,189
(Gain) loss on investments	(773)	3,958
Loss on equity method investment	4,673	—
Change in fair value of notes receivable	6,759	5,285
Change in fair value of contingent consideration	—	(4,232)
Non-cash lease expense	13,257	14,866
Accretion of discount on marketable securities	(91)	—
Other non-cash activity	(289)	46
Changes in operating assets and liabilities:
Accounts receivable	3,471	2,198
Prepaid expenses and other current assets	(775)	(3,043)
Operating lease right-of-use assets	—	3,814
Other non-current assets	142	(125)
Accounts payable, accrued expenses and other current liabilities	(7,657)	(3,341)
Deferred revenue, current and non-current zero and $(7,958) from related parties	(5,638)	(24,005)
Operating lease liabilities, current and non-current	(10,743)	(11,638)
Other non-current liabilities	(6,124)	5,156
Net cash used in operating activities - continuing operations	(88,606)	(81,305)
Net cash used in operating activities - discontinued operations	(2,353)	(10,470)
Net cash used in operating activities	(90,959)	(91,775)
Cash flows from investing activities:
Purchases of marketable debt securities	(127,445)	(320,132)
Maturities of marketable debt securities	166,168	64,958
Purchases of property and equipment	(4,552)	(7,660)
Other	48	262
Net cash provided by (used in) investing activities	34,219	(262,572)
Cash flows from financing activities:
Proceeds from ATM offering	17,049	—
Payment of issuance costs related to ATM offering	(560)	—
Principal payments on finance leases	(19)	(305)
Net cash provided by (used in) financing activities	16,470	(305)
Effect of foreign exchange rates on cash and cash equivalents	(86)	260

Net decrease in cash, cash equivalents and restricted cash	(40,356)	(354,392)

Cash and cash equivalents, beginning of period	167,202	561,572
Restricted cash, beginning of period	45,169	44,171
Cash, cash equivalents and restricted cash, beginning of period	212,371	605,743

Cash and cash equivalents, end of period	84,535	203,566
Restricted cash, end of period	87,480	47,785
Cash, cash equivalents and restricted cash, end of period	$172,015	$251,351

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
Ginkgo offers biological R&D services on our platform and Autonomous Lab to enable our customers to bring their products to market. Historically, Ginkgo’s primary service offering has been cell engineering R&D services (solutions) where Ginkgo performs technical activities. In 2024, Ginkgo expanded its service offerings to include services and lab automation equipment that provide its customers cell engineering tools for biological R&D, where Ginkgo enables its customers to conduct certain in-house R&D activities themselves. Ginkgo’s services and tools are designed to offer customers better results on the dimensions of probability of success, speed, or cost – and ideally on all three.
Our Autonomous Lab is a flexible wet lab built from our Reconfigurable Automation Cart (“RAC”) systems capable of large-scale data generation; it powers generative AI and machine learning (“ML”) tools that enable more successful biological R&D.
Discontinued Operations
On April 3, 2026, the Company completed a divestiture of its Biosecurity business, which was previously reported as a separate segment, whereby Perimeter Systems, Inc. (the “Purchaser” or “Perimeter”) issued to the Company common equity of the Purchaser representing a minority interest in the Purchaser, in exchange for substantially all of the Company’s operations comprising its Biosecurity business (the “Biosecurity Divestiture”). Refer to Note 2 for additional details on the Biosecurity Divestiture.
The Company is presenting the financial results of the Biosecurity business as discontinued operations for all periods presented within the accompanying condensed consolidated statements of operations and cash flows. The accompanying condensed consolidated balance sheet as of December 31, 2025 reflect the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers who are working to identify, monitor, prevent, and mitigate biological threats.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the six months ended June 30, 2026 as compared to the significant accounting policies described in Note 2 to the Company’s 2025 consolidated financial statements included in the 2025 Annual Report.
Recently Issued Accounting Pronouncements
There were no new recently issued accounting pronouncements that are of significance or potential significance to the Company from those disclosed within Note 2 to the Company’s 2025 consolidated financial statements included in the 2025 Annual Report.
2. Discontinued Operations and Assets Held for Sale

On February 26, 2026, Ginkgo Bioworks, Inc. (the “Seller”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Tower Biosecurity, Inc., also known as Perimeter Systems, Inc. (the “Purchaser” or “Perimeter”), for the Biosecurity Divestiture. The transaction closed on April 3, 2026 (the “Closing Date”). Pursuant to the Purchase Agreement, the Seller contributed to the Purchaser all of the issued and outstanding equity interests of Ginkgo Biosecurity, LLC (“Biosecurity”), constituting substantially all of the Company's operations comprising its Biosecurity business. In exchange, the Purchaser issued to the Seller shares of its common stock representing approximately 20% of the issued and outstanding equity of the Purchaser on a fully diluted basis. The Seller’s common equity interest in the Purchaser constituted approximately 44% of the outstanding common equity of the Purchaser as of the Closing Date.
Concurrently, the Company and Perimeter entered into a Transition Services Agreement (“TSA”) to ensure the continuity of business operations, pursuant to which the Company and Perimeter provide each other specified services on a temporary basis. The Seller provides certain services to the Purchaser, including, but not limited to, information technology access and support, certain scientific services, human resources, finance and accounting functions. The TSA is expected to conclude within 12 months of the Closing Date. The billings under the TSA are not expected to be significant.
The Biosecurity Divestiture represents a strategic shift that has a major effect on the Company's operations and financial results. The Company no longer operates in the biosecurity market since the Closing Date. The Biosecurity Divestiture meets both the criteria to be classified as a discontinued operation. As such, the results of operations of the Biosecurity business are presented as a single line item, “Net income (loss) from discontinued operations, net of tax,”on the condensed consolidated statements of operations for all periods presented. All prior periods presented have been recast accordingly.
Deconsolidation of the Biosecurity business occurred on the Closing Date. In connection with the deconsolidation, the Company recognized a net gain on deconsolidation of $24.5 million (net of the Company's equity interest contributed to Perimeter management) within in the second quarter of 2026. No cash consideration was received by the Company in connection with the Biosecurity Divestiture. The fair value of the retained equity interest in Perimeter of $12.3 million was determined using the Option Pricing Method (“OPM”) under a Black-Scholes framework (a Level 3 fair value measurement), which allocates equity value across Perimeter's capital structure based on the economics of each security class. Volatility was selected based on the historical equity volatility of a set of comparable guideline public companies and a discount for lack of marketability was applied.
Following deconsolidation, the Company accounts for its retained approximately 44% common equity interest in Perimeter using the equity method of accounting. The Company has the ability to exercise significant influence over the operating and financial policies of Perimeter through its common equity ownership and rights under the Stockholders Agreement. The Company will recognize its proportionate share of Perimeter's operation, equaling approximately 44%.
In connection with the Biosecurity Divestiture, approximately 30% of Perimeter's equity was issued to Perimeter management previously employed by Ginkgo. In accordance with ASC 718 and ASC 710, the fair value of the Perimeter equity awarded to Perimeter management (approximately $15.4 million) was recognized as compensation expense in the second quarter of 2026. This amount is presented within discontinued operations on the Company’s condensed consolidated statements of operations. The management compensation tranche was measured at fair value on the Closing Date using the same Option Pricing Method applied to value the Company's common equity interest in Perimeter.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major components of the “Income (loss) from discontinued operations, net of tax” in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,464	$10,470	$7,674	$20,558

Costs and operating expenses:
Cost of revenue	—	9,442	5,352	17,399
General and administrative	15,360	8,298	23,061	17,618
Restructuring charges	—	108	—	915
Total operating expenses	15,360	17,848	28,413	35,932
Loss from operations	(13,896)	(7,378)	(20,739)	(15,374)
Gain on deconsolidation	24,507	—	24,507	—
Other income	—	272	315	621
Total other income	24,507	272	24,822	621
Income (loss) from discontinued operations	$10,611	$(7,106)	$4,083	$(14,753)
The following table presents the major components of assets held for sale on the condensed consolidated balance sheet (in thousands):

As of December 31,
2025
Property, plant and equipment, net	$412
Intangible assets, net	3,442
Total assets held for sale	$3,854

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the net cash used in discontinued operations in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Income (loss) from discontinued operations	$4,083	$(14,753)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by (used in) operating activities - discontinued operations:
Depreciation and amortization	561	1,088
Stock-based compensation	17,314	6,489
Gain on deconsolidation	(24,507)	—
Changes in operating assets and liabilities:
Accounts receivable	7,780	(2,610)
Prepaid expenses and other current assets	558	771
Accounts payable, accrued expenses and other current liabilities	(8,142)	(1,784)
Deferred revenue, current and non-current	—	329
Net cash used in operating activities - discontinued operations	$(2,353)	$(10,470)
There were no investing or financing cash flow activities for the discontinued operations in the six months ended June 30, 2026 or 2025, respectively.
The table below provides a reconciliation of the beginning and ending balances for the Company's equity method investment in Perimeter for the six months ended June 30, 2026 (in thousands):

Equity Method Investment
Balance at January 1, 2026	$—
Addition	12,288
Loss on equity method investment	(4,673)
Balance at June 30, 2026	$7,615
3. Restructuring
In the second quarter of 2024, in connection with the Company’s plans to reduce operational expenditures, management, with the approval of the Company’s Board of Directors, approved and commenced a restructuring plan. This plan included a reduction in labor expenses, primarily through a workforce reduction of more than 50%, and the consolidation and subleasing of certain facilities. Initial workforce reductions commenced in June 2024 and substantially concluded by December 31, 2025. The Company plans to consolidate certain facilities through various actions, including combining office and laboratory operations into fewer locations, subleasing unused or underutilized facilities. While the Company has substantially completed the majority of its facility consolidation actions with excess space available for sublease, the subleasing of unused or underutilized facilities is expected to extend at least throughout 2026 and may not occur prior to termination of such lease, depending on market conditions.

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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2025	$2,601
Cash payments	(2,601)
Liability balance at June 30, 2026	$—
Restructuring charges were zero and $3.6 million during the three months ended June 30, 2026 and 2025, respectively. Restructuring charges were zero and $8.0 million during the six months ended June 30, 2026 and 2025, respectively. Restructuring charges consisted entirely of employee termination costs and other.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$86,511	$86,511	$—	$—
U.S. Treasury securities	15,998	15,998	—	—
Corporate bonds	3,315	—	3,315	—
Marketable securities:
Commercial paper	916	—	916	—
U.S. Treasury securities	126,210	126,210	—	—
Corporate bonds	70,784	—	70,784	—
Marketable equity securities	19,718	19,718	—	—
Investments:
Synlogic, Inc. warrants (1)	119	—	119	—
Marketable equity securities	1,343	1,343	—	—
Total assets	$324,914	$249,780	$75,134	$—
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of December 31, 2025
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
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. There were no other transfers between Levels 1, 2, or 3 during the six months ended June 30, 2026 or June 30, 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the six months ended June 30 (in thousands):

	Notes Receivable	Contingent Consideration
Balance at January 1, 2026	$7,126	$5,690
Change in fair value	(7,126)	—
Balance at June 30, 2026	$—	$5,690

Balance at January 1, 2025	1,843	9,922
Additions	173	—
Change in fair value	50	(4,232)
Settlements and payments	(50)	—
Conversion to preferred stock	(1,463)	—
Transfers into Level 3	6,987	—
Balance at June 30, 2025	$7,540	$5,690
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
During the six months ended June 30, 2026, Bolt disclosed it ceased operations. Any proceeds recovered from the Bolt note as the result of a potential disposition of Bolt assets are expected to be immaterial. As such, during the six months ended June 30, 2026, the Company reduced the carrying value of the senior secured note to zero.
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
As of June 30, 2026, the Company’s convertible notes receivable had an unpaid principal balance of $7.5 million and a fair value of zero, compared to an unpaid principal balance of $9.7 million and a fair value of $0.5 million as of December 31, 2025.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may settle a majority of its contingent consideration liabilities in either cash or shares of Class A common stock, at its discretion, with the remainder payable in cash. No contingent consideration liabilities were settled during the six months ended June 30, 2026 or 2025, respectively.
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
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			June 30, 2026	December 31, 2025
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 10%
		Discount rate	21.3%	14.9%
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
During the three and six months ended June 30, 2026, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies. During the six months ended June 30, 2025, the Company recorded an impairment of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value. During the three months ended June 30, 2025, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies.
No impairment losses related to Simple Agreements for Future Equity (“SAFEs”) were recorded during the three and six months ended June 30, 2026 or 2025, respectively.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$142,301	$7	$(100)	$142,208
Corporate bonds	74,170	12	(83)	74,099
Commercial paper	916	—	—	916
Marketable equity securities	—	—	—	19,718
Total cash equivalents and marketable securities	217,387	19	(183)	236,941
Less: cash equivalents	(19,315)	—	2	(19,313)
Marketable securities	$198,072	$19	$(181)	$217,628

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$117,919	$171	$(52)	$118,038
Corporate bonds	114,640	147	(121)	114,666
Commercial paper	4,079	—	(19)	4,060
Marketable equity securities	—	—	—	18,654
Total marketable securities	236,638	318	(192)	255,418
Less: cash equivalents	—	—	—	—
Marketable securities	$236,638	$318	$(192)	$255,418
The amortized cost and estimated fair value of marketable debt securities at June 30, 2026, including $19.3 million classified in cash and cash equivalents, are summarized below by contractual maturity dates (in thousands):

	Amortized cost	Fair value
Due within one year	$169,607	$169,553
Due after one year through five years	47,777	47,670
6. Investments and Equity Method Investments
The Company has partnered with other investors to form business ventures, including Motif FoodWorks, Inc. (“Motif”), Allonnia, LLC (“Allonnia”), Arcaea, LLC (“Arcaea”), Verb Biotics, LLC (“Verb Biotics”), BiomEdit, Inc. (“BiomEdit”), and Ayana Bio, LLC (“Ayana Bio”) (collectively “Platform Ventures”). The Company also partners with existing entities, including Genomatica and Synlogic, Inc. (“Synlogic”) (collectively, “Legacy Structured Partnerships”) with complementary assets for synthetic biology applications. The Company holds equity interests in these Platform Ventures and Legacy Structured Partnerships. The Company also holds equity interests in other public and private companies as a result of entering into collaboration and license revenue arrangements with these entities. Refer to Note 2 for additional details on the Company's equity method investment in Perimeter.
The Company accounts for its investments in Platform Ventures under the equity method. Such investments had a carrying value of zero as of June 30, 2026 and December 31, 2025. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies. Marketable equity

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
securities are measured at fair value with changes in fair value recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company’s non-marketable equity securities consist of preferred stock of Genomatica and preferred and common stock of other privately held companies without readily determinable fair values. Non-marketable equity securities are initially recorded using the measurement alternative at cost and subsequently adjusted for any impairment and observable price changes in orderly transactions for the identical or a similar security of the same issuer. Impairment losses and adjustments from observable price changes are recorded in loss on investments in the condensed consolidated statements of operations and comprehensive loss.
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
Investments consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
SAFEs	$2,188	$2,188
Non-marketable equity securities	11,125	11,125
Marketable equity securities	1,343	1,562
Synlogic warrants	119	191
Total	$14,775	$15,066
The components of gain (loss) on investments for each period were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment charges	$—	$—	$—	$(1,844)
Unrealized gains (losses) recognized on marketable equity securities and warrants	1,987	(229)	773	(2,078)
Gain (loss) on investments	$1,987	$(229)	$773	$(3,922)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of June 30, 2026, including cumulative unrealized losses, were as follows (in thousands):

As of June 30, 2026
Total initial cost	$109,460
Impairment charges	(91,806)
Downward adjustments from observable price changes	(4,341)
Carrying value	$13,313
7. Variable Interest Entities
With respect to the Company’s investments in Perimeter, Motif, Allonnia, Genomatica, Arcaea, BiomEdit, Verb Biotics, and Ayana Bio, the Company has concluded these entities represent variable interest entities (such entities, the “VIEs”).

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of June 30, 2026 and December 31, 2025, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 6 for additional details on the Company’s investments and equity method investments.
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of June 30, 2026
	2026	2025
Cash and cash equivalents	$84,535	$203,566
Restricted cash included in prepaid expenses and other current assets (1)	2,915	10,949
Restricted cash and cash equivalents, non-current (2)	84,565	36,836
Total cash, cash equivalents and restricted cash	$172,015	$251,351
(1)Includes primarily cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.
(2)Includes primarily cash equivalents balances as of June 30, 2026 associated with a customer surety bond to fulfill its obligations under a contract with a U.S. Government National Laboratory and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$15	$35
Common stock issued for asset acquisitions	—	777
Equity method investment retained upon deconsolidation of Biosecurity Business	12,288	—
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Lab equipment	$142,605	$143,182
Leasehold improvements	138,317	140,513
Buildings and facilities	49,760	49,760
Construction in progress	4,950	192
Computer equipment and software	7,305	9,056
Furniture and fixtures	5,768	6,520
Land	6,060	6,060
Total property, plant and equipment	354,765	355,283
Less: Accumulated depreciation	(197,580)	(187,912)
Property, plant and equipment, net	$157,185	$167,371
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of June 30, 2026
Class A	10,500,000,000	55,202,925	52,322,106
Class B	4,500,000,000	8,957,129	8,388,996
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	67,160,054	63,711,102
Common stock as of December 31, 2025
Class A	10,500,000,000	49,694,610	46,791,082
Class B	4,500,000,000	8,985,839	8,416,216
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	61,680,449	58,207,298

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
At-The-Market Program
On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC (“Allen”), who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through June 30, 2026, the Company has issued 3.7 million shares of Class A common stock under the Sales Agreement for net proceeds of $34.6 million.
9. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
June 30, 2026:
Developed technology	$99,529	$(55,142)	$44,387	7.5
December 31, 2025:
Developed technology	$100,610	$(47,128)	$53,482	7.3
(1)Gross carrying value and accumulated amortization include the impact of foreign currency translation adjustments.
Amortization expense was $4.1 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $8.3 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2026	$8,197
2027	10,216
2028	2,915
2029	2,915
2030	2,915
Thereafter	17,229
Total	$44,387
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,822	$8,517	$12,845	$17,510
General and administrative	2,527	8,770	9,930	16,194
Cost of other revenue	246	1,516	673	2,485
Total	$7,595	$18,803	$23,448	$36,189
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of June 30, 2026, there were 4,304,034 shares and 298,803 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted before 2025 generally had a four-year requisite service period, with 25% of the shares vesting on the first anniversary of the grant date and the remainder vesting monthly thereafter. RSU awards granted in March 2026 and after will vest in equal quarterly installments through January 2027.
A summary of the RSU activity for the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,262,853	$55.07
Granted	704,507	7.20
Vested	(598,188)	34.08
Forfeited	(438,666)	46.67
Nonvested as of June 30, 2026	930,506	36.28
The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2026 and June 30, 2025 was $7.20 and $7.95, respectively.
As of June 30, 2026, there was $27.6 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 1.4 years.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of PSU activity for the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	4,407,287	$8.06
Granted	3,102,611	7.06
Vested	(3,107,417)	8.04
Forfeited	(1,852,377)	7.78
Nonvested as of June 30, 2026	2,550,104	7.06
As of June 30, 2026, there was $15.0 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 0.8 years, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of revenues by industry based on total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Government and defense	45%	21%	41%	19%
Pharmaceutical and biotechnology	20	44	29	38
Agriculture	20	23	16	32
Food and nutrition	7	6	7	5
Consumer and technology	6	2	3	1
Industrial and environment	2	4	4	5
Total revenue	100%	100%	100%	100%
Revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the six months ended June 30, 2026 and June 30, 2025, but continues to recognize non-cash revenue from prior contracts. Revenue recognized relating to non-cash consideration was $0.8 million and $1.2 million for the three months ended and June 30, 2026, and 2025 respectively, and $1.3 million and $9.9 million for the six months ended and June 30, 2026, and 2025 respectively.
The Company’s total revenue is primarily generated from customers located in the United States. For the three months ended months ended June 30, 2026 and 2025, U.S. customers accounted for 83% and 79%, respectively. For the six months ended June 30, 2026 and 2025, U.S. customers accounted for 74% and 80%, respectively. For the six months ended June 30, 2026 and 2025, customers from Denmark accounted for 11% and 11%, respectively.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of June 30, 2026 and December 31, 2025. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $7.4 million and $14.5 million as of June 30, 2026 and December 31, 2025, respectively.
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
During the six months ended June 30, 2026, the Company recognized $13.4 million of revenue that was included in the contract liabilities balance of $94.1 million as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized $35.6 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2026 and December 31, 2025 was $113.0 million and $136.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of June 30, 2026, approximately $8.9 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2026, based on the projected customer program end dates; $35.2 million between 2026 and 2027; $61.6 million between 2026 and 2028; $3.4 million between 2026 and 2029; and $3.9 million between 2026 and 2030.
13. Segment Information
As a result of the Biosecurity Divestiture (Note 2), the Company manages its operations as a single operating and reportable segment. This structure reflects the Company’s internal management framework and the approach its Chief Operating Decision Maker (“CODM”) uses to evaluate operating results and allocate resources.
The Company’s reportable segment is that for which discrete financial information is available and whose results are regularly provided to the Company’s CODM, consisting of the Chief Executive Officer and the President, for the purpose of allocating resources and assessing financial performance. The CODM evaluates the financial performance of the Company’s segment based on loss from continuing operations before income taxes. The CODM is primarily provided with loss from continuing operations before income taxes on a quarterly basis, as well as during the annual budgeting and forecasting process, and uses this information to monitor the Company’s performance, including budget-to-actual results, and to make decisions about the allocation of operating and capital resources. The Company has determined its significant segment expenses are cost of revenue, research and development expenses, and general and administrative expenses (exclusive of certain costs and expenses), which are regularly provided to the CODM.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segment, including significant expenses, and a reconciliation to loss from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cell Engineering
Revenue	$20,156	$39,134	$39,630	$77,364
Costs and operating expenses:
Cost of other revenue (1)	1,472	3,865	4,144	6,986
Research and development (1)	30,433	31,065	60,538	79,735
General and administrative (1)	11,108	15,986	23,831	35,639
Stock-based compensation (2)	8,037	18,770	24,745	36,483
Depreciation and amortization	12,315	15,249	25,114	30,071
Restructuring charges (3)	—	3,566	—	8,032
Carrying cost of excess space (net of sublease income) (4)	14,233	12,413	30,074	24,088
Merger and acquisition related expense (income) (5)	1,106	(3,617)	1,106	(4,535)
Other (income) expense, net (6)	(1,355)	(4,686)	3,410	(2,436)
Loss from continuing operations before income taxes	$(57,193)	$(53,477)	$(133,332)	$(136,699)

(1) The costs and operating expenses exclude expenses which are separately captioned below.
(2) Includes $0.4 million and $0.2 million in employer payroll taxes for three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $0.5 million for six months ended June 30, 2026 and 2025, respectively.
(3) See Note 3, Restructuring, for composition of costs.
(4) The carrying cost of excess space includes base rent, common area maintenance charges, and real estate taxes associated with facilities the Company is not occupying, net of any sublease income from these spaces.
(5) Represents transaction and integration costs directly related to mergers, acquisitions, and divestitures, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) securities litigation costs.
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
14. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2026	2025
Unvested PSUs	2,550,104	4,951,489
Unvested RSUs	930,506	2,496,161
Earnout shares (1)	3,793,063	3,793,534
Warrants to purchase Class A common stock	1,295,622	1,295,622
Outstanding stock options	343,650	433,187
	8,912,945	12,969,993
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
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of June 30, 2026	As of December 31, 2025
Deferred revenue, current and non-current:
Allonnia	$36,495	$36,495
Arcaea	28,413	28,413
	$64,908	$64,908
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenue:
Genomatica	$78	$352
Ayana Bio	342	582
Allonnia	—	1
BiomEdit	—	7,583
	$420	$8,518
During the three and six months ended June 30, 2026, the Company recognized zero revenue from related parties.
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

Second, as the key enabling technology for our customers’ products, we have historically negotiated a value share with our customers (in the form of royalties, milestones, and/or equity interests) in order to align our economics with the success of the programs enabled by our platform. Because we typically do not incur material downstream costs (e.g., manufacturing or product development, which our customers manage), these value share payments flow through with minimal incremental costs. We have structured a variety of value sharing mechanisms, including royalties, lump-sum milestones, and equity payments. As Ginkgo has matured, we have shifted our downstream value towards milestone payments and commercial royalties rather than equity. In addition, commencing in the second quarter of 2024, we announced changes in prospective commercial terms, including the removal of downstream value share from certain program types.

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
Discontinued Operations
On April 3, 2026, the Company completed a divestiture of its Biosecurity business, which was previously reported as a separate segment, whereby the Purchaser issued to the Company shares of common equity of the Purchaser representing a minority interest in the Purchaser in exchange for substantially all of the Company’s operations comprising its Biosecurity business (see Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).
The Company is presenting the financial results for the former Biosecurity business within discontinued operations for all periods presented within its accompanying condensed consolidated statements of operations and cash flows and the accompanying condensed consolidated balance sheet as of December 31, 2025 reflect the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers working to identify, monitor, prevent and mitigate biological threats.
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
We expense R&D costs as incurred. Our R&D expenses were lower in the first half of 2026 compared to the first half of 2025, primarily due to our restructuring plan announced and commenced in the second quarter of 2024 as we rationalized our current development programs and prioritize our investments in our tools offerings. We expect that our R&D expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our R&D expenses could increase in 2026 due to continued investment in our tools offerings. The nature, timing, and estimated costs required to support our growth will be dependent on advances in technology, our ability to attract new customers, and the rate of market penetration within our existing customer industries.
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
Our G&A expenses were lower in the first half of 2026 compared to the first half of 2025, primarily due to our restructuring plan announced and commenced in the second quarter of 2024, as we reduced our operational overhead. We expect that our G&A expenses will either remain consistent or decline in 2026 as compared to 2025, reflecting the stabilization of our operational overhead and the impact of our restructuring actions. However, our G&A expenses could increase in 2026 due to employee incentive programs offered. Conversely, we intend to maintain a strategic and opportunistic approach regarding inorganic G&A expenses arising from mergers, acquisitions, divestitures, and other inorganic growth initiatives.
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
Loss on Equity Method Investment
Loss on equity method investments includes our share of losses from our equity method investment in Perimeter Systems, Inc.
Gain (Loss) on Investments
Gain (Loss) on investments includes the change in fair value of our marketable equity securities in publicly traded companies and impairment losses recognized on non-marketable equity securities in privately held companies.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table presents our results of continuing operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenue	$20,156	$39,134	$(18,978)	$39,630	$77,364	$(37,734)

Costs and operating expenses:
Cost of other revenue	1,719	5,380	(3,661)	4,817	9,470	(4,653)
Research and development	46,210	53,370	(7,160)	96,130	124,293	(28,163)
General and administrative	30,775	34,981	(4,206)	68,605	74,704	(6,099)
Restructuring charges	—	3,566	(3,566)	—	8,032	(8,032)
Total operating expenses	78,704	97,297	(18,593)	169,552	216,499	(46,947)
Loss from operations	(58,548)	(58,163)	(385)	(129,922)	(139,135)	9,213
Other income (expense):
Interest income, net	3,232	6,083	(2,851)	6,828	12,164	(5,336)
Loss on equity method investment	(4,673)	—	(4,673)	(4,673)	—	(4,673)
Gain (loss) on investments	1,987	(229)	2,216	773	(3,922)	4,695
Other income (expense), net	809	(1,168)	1,977	(6,338)	(5,806)	(532)
Total other income (expense)	1,355	4,686	(3,331)	(3,410)	2,436	(5,846)
Loss from continuing operations before income taxes	(57,193)	(53,477)	(3,716)	(133,332)	(136,699)	3,367
Income tax (benefit) expense	128	(283)	411	48	(195)	243
Net loss from continuing operations	$(57,321)	$(53,194)	$(4,127)	$(133,380)	$(136,504)	$3,124
Revenue
Revenue was $20.2 million for the three months ended June 30, 2026, compared to $39.1 million for the three months ended June 30, 2025, a decrease of $19.0 million. This decrease was primarily due to a decrease in the scope of services provided to a large enterprise customer in the agriculture industry and decrease in programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries.
Revenue was $39.6 million for the six months ended June 30, 2026, compared to $77.4 million for the six months ended June 30, 2025, a decrease of $37.7 million. This decrease was primarily due to the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. contract in the first quarter of 2025, a decrease in the scope of services provided to a large enterprise customer in the agriculture industry, and decrease in programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. Revenue recognized relating to non-cash consideration decreased from $1.2 million for the three months ended June 30, 2025 to $0.8 million for the three months ended June 30, 2026, and from $9.9 million for the six months ended June 30, 2025 to $1.3 million for the six months ended June 30, 2026, primarily due to lower non-cash revenue from other customers, and the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025.

Cost of Other Revenue
The cost of other revenue was $1.7 million for the three months ended June 30, 2026, compared to $5.4 million for the three months ended June 30, 2025, a decrease of $3.7 million. This decrease was primarily due to reductions in direct equipment expenses incurred for lab automation solutions customers.

The cost of other revenue was $4.8 million for the six months ended June 30, 2026, compared to $9.5 million for the six months ended June 30, 2025, a decrease of $4.7 million. This decrease was primarily due to reductions in direct equipment expenses incurred for lab automation solutions customers.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $17.9 million and $23.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively and $41.5 million and $54.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services, and routine costs and fees.
Research and development expenses were $46.2 million for the three months ended June 30, 2026, compared to $53.4 million for the three months ended June 30, 2025, a decrease of $7.2 million. This decrease was primarily driven by reductions of $4.8 million in stock-based compensation expense (inclusive of employer payroll taxes), $4.4 million in personnel-related compensation and benefits expenses, and $3.0 million in depreciation and amortization. These decreases were partially offset by an increase of $4.3 million in allocated overhead expenses and $0.7 million in other operating expenses.
Research and development expenses were $96.1 million for the six months ended June 30, 2026, compared to $124.3 million for the six months ended June 30, 2025, a decrease of $28.2 million. This decrease was primarily driven by reductions of $13.7 million in personnel-related compensation and benefits expenses, $9.8 million outside services, $5.9 million in stock-based compensation expense (inclusive of employer payroll taxes), $4.9 million in depreciation and amortization, and $0.2 million in other operating expenses. These decreases were partially offset by an increase of $6.3 million in allocated overhead expenses.
General and Administrative Expenses
General and administrative expenses were $30.8 million for the three months ended June 30, 2026, compared to $35.0 million for the three months ended June 30, 2025, a decrease of $4.2 million. This decrease was primarily driven by reductions of $6.2 million in stock-based compensation expense (inclusive of employer payroll taxes) and $3.1 million in personnel-related compensation and benefits expenses. These decreases were partially offset by increases of $2.9 million in earnout remeasurement, $2.0 million in rent and facilities expenses, and $0.2 million in other operating expenses.
General and administrative expenses were $68.6 million for the six months ended June 30, 2026, compared to $74.7 million for the six months ended June 30, 2025, a decrease of $6.1 million. This decrease was primarily driven by reductions of $8.9 million in personnel-related compensation and benefits expenses, $6.1 million in stock-based compensation expense (inclusive of employer payroll taxes), and $1.1 million in other operating expenses. These decreases were partially offset by increases of $5.8 million in rent and facilities expenses and $4.2 million in earnout remeasurement.
Restructuring Charges
Restructuring charges were zero and $3.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and zero and $8.0 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Restructuring charges relate to our restructuring plan, which was announced and commenced in the second quarter of 2024 and substantially concluded in the fourth quarter of 2025. These charges primarily consisted of employee termination costs from the reduction in force. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $3.2 million for the three months ended June 30, 2026, compared to $6.1 million for the three months ended June 30, 2025, a decrease of $2.9 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Interest income, net was $6.8 million for the six months ended June 30, 2026, compared to $12.2 million for the six months ended June 30, 2025, a decrease of $5.3 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Loss on Equity Method Investment
Loss on equity method investment includes our share of losses from our equity method investment in Perimeter Systems, Inc.
Gain (Loss) on Investments
Gain on investments was $2.0 million and a loss of $0.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The change was primarily driven by gains on our marketable equity investments in the second quarter of 2026.
Gain on investments was $0.8 million and a loss of $3.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The change was primarily driven by gains on our marketable equity investments in the second quarter of 2026 and higher impairment losses on our non-marketable equity investments in privately held companies in 2025. We assess our non-marketable equity investments quarterly for potential impairment and remeasure them to fair value when events or changes in circumstances indicate that their carrying value may not be recoverable.
Other Income (Expense), Net
We recorded net other income of $0.8 million for the three months ended June 30, 2026, compared to net other expense of $1.2 million for the three months ended June 30, 2025, a decrease of $2.0 million. This increase was primarily due to increased sales of excess equipment.
We recorded net other expense of $6.3 million for the six months ended June 30, 2026, compared to net other expense of $5.8 million for the six months ended June 30, 2025, a decrease of $0.5 million. This increase was primarily due to losses on the change in fair value of a note receivable accounted for under the fair value option recorded in 2026 and 2025.
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
We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, gain or loss on equity method investments, gain or loss on investments, change in fair value of warrant liabilities, gain or loss on deconsolidation of subsidiaries, transaction and integration costs associated with planned, completed or terminated mergers, acquisitions, and divestitures, including related litigation costs, restructuring and impairment charges (inclusive of impairments of goodwill and long-lived assets), and certain other income and expenses. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing activities, investing activities, and certain non-cash charges and other items that are not related to our core operating performance or affect comparability period over period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss from continuing operations (1)	$(57,321)	$(53,194)	$(133,380)	$(136,504)
Interest income, net	(3,232)	(6,083)	(6,828)	(12,164)
Income tax (benefit) expense	128	(283)	48	(195)
Depreciation and amortization	12,315	15,249	25,114	30,071
EBITDA	(48,110)	(44,311)	(115,046)	(118,792)
Stock-based compensation (2)	8,037	18,770	24,745	36,483
Restructuring charges (3)	—	3,566	—	8,032
Merger and acquisition related expense (income) (4)	1,106	(3,617)	1,106	(4,535)
Loss (gain) on investments	(1,987)	229	(773)	3,922
Loss on equity method investment	4,673	—	4,673	—
Change in fair value of convertible notes	—	—	6,759	5,285
Adjusted EBITDA	$(36,281)	$(25,363)	$(78,536)	$(69,605)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the six months ended March 31, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.4 million and $0.2 million in employer payroll taxes for the three months ended June 30, 2026 and 2025, respectively. Includes $1.3 million and $0.5 million in employer payroll taxes for the six months ended June 30, 2026 and 2025, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers, acquisitions, and divestitures, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero for both the three and six months ended June 30, 2026 and June 30, 2025, respectively.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had cash and cash equivalents and marketable securities of $302.2 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
At-The-Market Program
On August 7, 2025, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2025, on which we registered for sale up to $500 million of any combination of our Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that we may determine. On September 4, 2025, the Company entered into the Sales Agreement with Allen, who is acting as the Agent, pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more ATM offerings. Since inception of the Sales Agreement through June 30, 2026, the Company has issued 3.7 million shares of Class A common stock under the Sales Agreement for net proceeds of $34.6 million. We currently intend to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, financing our operations, technology development, working capital and capital expenditures.
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
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities - continuing operations	$(88,606)	$(81,305)
Operating activities - discontinued operations	(2,353)	(10,470)
Investing activities	34,219	(262,572)
Financing activities	16,470	(305)
Effect of exchange rate changes	(86)	260
Net decrease in cash, cash equivalents and restricted cash	$(40,356)	$(354,392)
Operating Activities - Continuing Operations
Net cash used in operating activities for the six months ended June 30, 2026 consisted of a net loss from continuing operations of $133.4 million, adjusted for net change in operating assets and liabilities of $27.3 million and non-cash charges of $72.1 million. The net change in operating assets and liabilities was primarily due to (i) a $10.7 million decrease in operating lease liabilities from rent payments, (ii) a $7.7 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to a payment associated with a minimum purchase obligation, (iii) a $6.1 million decrease in other non-current liabilities primarily due to a payment associated with a minimum purchase obligation, (iv) a $5.6 million decrease in deferred revenue primarily from the recognition of previously deferred revenue, partially offset by (v) a $3.5 million decrease in accounts receivable due to timing of customer billings. Non-cash adjustments primarily consisted of $25.1 million of depreciation and amortization, $23.4 million of stock-based compensation expense, $13.3 million non-cash lease expense, a $6.8 million change in fair values of various assets and liabilities, a $4.7 million loss on our equity method investment in Perimeter, and a $0.8 million gain on investments.
Net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss from continuing operations of $136.5 million, adjusted for net change in operating assets and liabilities of $30.9 million and non-cash charges of $86.2 million. The net change in operating assets and liabilities was primarily due to (i) a $24 million decrease in deferred revenue primarily from one-time releases of deferred revenue balances associated with terminated customer contracts and the recognition of previously deferred revenue, (ii) a $11.6 million decrease in operating lease liabilities from rent payments, partially offset by (iii) a $3.8 million decrease in operating lease right-of-use assets from lease incentives received, (iv) a $3.3 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation under a supplier agreement, and (v) a $2.2 million decrease in accounts receivable due to timing of customer billings. Non-cash adjustments primarily consisted of $36.2 million of stock-based compensation expense, $30.1 million of depreciation and amortization, $14.9 million non-cash lease expense, a $1.1 million change in fair values of various assets and liabilities, and a $4.0 million loss on investments.
Operating Activities - Discontinued Operations
Net cash used in operating activities for the six months ended June 30, 2026 consisted of net income from discontinued operations of $4.1 million, adjusted for net change in operating assets and liabilities of $0.2 million and non-cash charges of $6.6 million. The net change in operating assets and liabilities was primarily due to (i) a $7.8 million decrease in accounts receivable due to collections of customer billings, partially offset by (ii) $8.1 million decrease in accounts payable, accrued expenses and other current liabilities. Non-cash adjustments primarily consisted of a $24.5 million gain on deconsolidation recorded upon the closing of the sale of the Biosecurity business (see Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), $17.3 million of stock-based compensation expense, and $0.6 million of depreciation and amortization.
Net cash used in operating activities for the six months ended June 30, 2025 consisted of a net loss from discontinued operations of $14.8 million, adjusted for net change in operating assets and liabilities of $3.3 million and non-cash charges of $7.6 million. The net change in operating assets and liabilities was primarily due to (i) a $2.6 million increase in accounts receivable due to timing of customer billings, (ii) a $1.8 million decrease in accounts payable, accrued expenses and other current liabilities, partially offset by (iii) a $0.8 million decrease in prepaid expenses and other current assets, and (iv) a $0.3 million increase in deferred revenue. Non-cash adjustments primarily consisted of $6.5 million of stock-based compensation expense and $1.1 million of depreciation and amortization.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 primarily consisted of purchases of marketable debt securities of $127.4 million, maturities of marketable debt securities of $166.2 million, and purchases of property and equipment of $4.6 million primarily related to the build out of our Autonomous Lab.
Net cash used in investing activities for the six months ended June 30, 2025 primarily consisted of purchases of marketable debt securities of $320.1 million, maturities of marketable debt securities of $65.0 million, and purchases of property and equipment of $7.7 million related to the build-out of new office and laboratory space near our headquarters.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 primarily consisted of $16.5 million in net proceeds from the ATM offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of June 30, 2026, we had cash equivalents and marketable debt securities of $303.7 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our condensed consolidated financial statements. Foreign currency translation gain (loss) was de minimis and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $(0.6) million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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

3.2	Amended and Restated Bylaws of Ginkgo Bioworks Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).
10.1*	Ginkgo Bioworks Holdings, Inc. Amended and Restated Non-Employee Director Compensation Program
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ginkgo Bioworks Holdings, Inc.

Date: August 6, 2026	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)