Form 10-Q
period 2026-09-30
Ginkgo Bioworks Holdings, Inc.
filed 2026-11-09
CIK 1830214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
As of October 30, 2026, the registrant had 53,943,682 shares of Class A common stock, 7,881,331 shares of Class B common stock, and 3,000,000 shares of non-voting Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Ginkgo Bioworks Holdings, Inc. (“Ginkgo” or the “Company”). These statements are based on the beliefs and assumptions of the management of Ginkgo. Although Ginkgo believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Ginkgo cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates”, “could” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$84,504	$167,202
Marketable securities	200,857	255,418
Accounts receivable, net	11,485	24,026
Accounts receivable - related parties	—	229
Prepaid expenses and other current assets (includes $4,208 and zero from related parties)	13,995	24,963
Total current assets	310,841	471,838
Restricted cash and marketable securities, non-current	84,237	38,138
Property, plant and equipment, net	152,347	167,371
Operating lease right-of-use assets	341,494	360,918
Investments	8,949	15,066
Equity method investments	5,607	—
Intangible assets, net	39,731	53,482
Other non-current assets	1,246	9,029
Assets held for sale	—	3,854
Total assets	$944,452	$1,119,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,181	$10,566
Deferred revenue (includes $98 and $98 from related parties)	6,388	18,946
Accrued expenses and other current liabilities (includes $5,564 and zero from related parties)	52,280	66,458
Total current liabilities	65,849	95,970
Non-current liabilities:
Deferred revenue, net of current portion (includes $64,810 and $64,787 from related parties)	71,977	75,182
Operating lease liabilities, non-current	397,198	417,078
Other non-current liabilities	16,791	22,876
Total liabilities	551,815	611,106
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value (Note 8)	6	6
Additional paid-in capital	6,713,117	6,657,053
Accumulated deficit	(6,320,601)	(6,150,320)
Accumulated other comprehensive income	115	1,851
Total stockholders’ equity	392,637	508,590
Total liabilities and stockholders’ equity	$944,452	$1,119,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (1)	$27,711	$29,380	$67,341	$106,744

Costs and operating expenses:
Cost of other revenue	1,806	4,625	6,623	14,095
Research and development	40,945	69,353	137,075	193,646
General and administrative	28,593	36,986	97,198	111,690
Restructuring charges	—	721	—	8,753
Total operating expenses	71,344	111,685	240,896	328,184
Loss from operations	(43,633)	(82,305)	(173,555)	(221,440)
Other income (expense):
Interest income, net	3,060	5,742	9,888	17,906
Loss on equity method investment	(2,008)	—	(6,681)	—
Gain (loss) on investments	(287)	3,684	486	(238)
Other income (expense), net	1,613	(474)	(4,725)	(6,280)
Total other income (expense)	2,378	8,952	(1,032)	11,388
Loss from continuing operations before income taxes	(41,255)	(73,353)	(174,587)	(210,052)
Income tax (benefit) expense	(271)	1	(223)	(194)
Net loss from continuing operations	$(40,984)	$(73,354)	$(174,364)	$(209,858)
Net income (loss) from discontinued operations, net of tax	—	(7,401)	4,083	(22,154)
Net loss	$(40,984)	$(80,755)	$(170,281)	$(232,012)
Net income (loss) per share:
From continuing operations	$(0.64)	$(1.32)	$(2.82)	$(3.82)
From discontinued operations	—	(0.13)	0.07	(0.40)
Total net loss per share	$(0.64)	$(1.45)	$(2.75)	$(4.22)

Weighted average common shares outstanding:	63,966,054	55,633,718	61,890,748	54,916,539
Comprehensive loss:
Net loss	(40,984)	(80,755)	(170,281)	(232,012)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(515)	27	(1,128)	3,462
Unrealized (loss) gain on available-for-sale securities	(320)	316	(608)	340
Total other comprehensive (loss) income	(835)	343	(1,736)	3,802
Comprehensive loss	$(41,819)	$(80,412)	$(172,017)	$(228,210)
(1)Includes related party revenue of zero for the three months ended September 30, 2026 and 2025, and zero and $8,518 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands except share data)

	Three Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 30, 2026	63,711,102	$6	$6,698,945	$(6,279,617)	$950	$420,284
Issuance of common stock upon exercise or vesting of equity awards	206,418	—	—	—	—	—
Issuance of common stock in ATM offering, net of $242 issuance costs	893,333	—	6,504	—	—	6,504
Earnout forfeiture	(313,822)	—	—	—	—	—
Stock-based compensation expense	—	—	7,668	—	—	7,668
Other comprehensive loss	—	—	—	—	(835)	(835)
Net loss	—	—	—	(40,984)	—	(40,984)
Balance as of September 30, 2026	64,497,031	$6	$6,713,117	$(6,320,601)	$115	$392,637

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2025	58,207,298	$6	$6,657,053	$(6,150,320)	$1,851	$508,590
Issuance of common stock upon exercise or vesting of equity awards	3,912,023	—	—	—	—	—
Issuance of common stock in ATM offering, net of $802 issuance costs	2,691,532	—	22,993	—	—	22,993
Earnout forfeiture	(313,822)	—	—	—	—	—
Stock-based compensation expense	—	—	33,071	—	—	33,071
Other comprehensive loss	—	—	—	—	(1,736)	(1,736)
Net loss	—	—	—	(170,281)	—	(170,281)
Balance as of September 30, 2026	64,497,031	$6	$6,713,117	$(6,320,601)	$115	$392,637

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

Ginkgo Bioworks Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(170,281)	$(232,012)
Net income (loss) from discontinued operations, net of tax	4,083	(22,154)
Net loss from continuing operations	(174,364)	(209,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,152	43,695
Stock-based compensation	31,117	51,226
(Gain) loss on investments	(486)	275
Loss on equity method investment	6,681	—
Change in fair value of notes receivable	6,759	5,685
Change in fair value of contingent consideration	—	(4,232)
Non-cash lease expense	19,423	22,449
Accretion of discount on marketable securities	89	(2,502)
Other non-cash activity	(1,057)	1,611
Changes in operating assets and liabilities:
Accounts receivable	4,968	1,448
Prepaid expenses and other current assets	3,211	(775)
Operating lease right-of-use assets	—	3,814
Other non-current assets	297	(38)
Accounts payable, accrued expenses and other current liabilities	(14,312)	17,432
Deferred revenue, current and non-current zero and $(7,958) from related parties	(14,443)	(27,448)
Operating lease liabilities, current and non-current	(16,713)	(18,793)
Other non-current liabilities	(5,276)	4,459
Net cash used in operating activities - continuing operations	(116,954)	(111,552)
Net cash used in operating activities - discontinued operations	(2,353)	(11,829)
Net cash used in operating activities	(119,307)	(123,381)
Cash flows from investing activities:
Purchases of marketable debt securities	(216,800)	(401,838)
Maturities of marketable debt securities	231,108	73,599
Purchases of property and equipment	(6,552)	(7,660)
Proceeds from sale of investment	1,850	—
Other	512	511
Net cash provided by (used in) investing activities	10,118	(335,388)
Cash flows from financing activities:
Proceeds from ATM offering	23,795	10,317
Payment of issuance costs related to ATM offering	(802)	(355)
Principal payments on finance leases	(19)	(329)
Net cash provided by financing activities	22,974	9,633

Effect of foreign exchange rates on cash and cash equivalents	(80)	353
Net decrease in cash, cash equivalents and restricted cash	(86,295)	(448,783)

Cash and cash equivalents, beginning of period	167,202	561,572
Restricted cash, beginning of period	45,169	44,171
Cash, cash equivalents and restricted cash, beginning of period	212,371	605,743

Cash and cash equivalents, end of period	84,504	111,065
Restricted cash, end of period	41,572	45,895
Cash, cash equivalents and restricted cash, end of period	$126,076	$156,960

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
The Company is presenting the financial results of the Biosecurity business as discontinued operations for all periods presented within the accompanying condensed consolidated statements of operations and cash flows. The accompanying condensed consolidated balance sheet as of December 31, 2025 reflects the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers who are working to identify, monitor, prevent, and mitigate biological threats.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Significant Accounting Policies
There have been no new or material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026 as compared to the significant accounting policies described in Note 2 to the Company’s 2025 consolidated financial statements included in the 2025 Annual Report.
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
The Biosecurity Divestiture represents a strategic shift that has a major effect on the Company's operations and financial results. The Company no longer operates in the biosecurity market since the Closing Date. The Biosecurity Divestiture meets the criteria to be classified as a discontinued operation. As such, the results of operations of the Biosecurity business are presented as a single line item, “Net income (loss) from discontinued operations, net of tax,”on the condensed consolidated statements of operations for all periods presented. All prior periods presented have been recast accordingly.
Deconsolidation of the Biosecurity business occurred on the Closing Date. In connection with the deconsolidation, the Company recognized a net gain on deconsolidation of $24.5 million (net of the Company's equity interest contributed to Perimeter management) in the second quarter of 2026. No cash consideration was received by the Company in connection with the Biosecurity Divestiture. The fair value of the retained equity interest in Perimeter of $12.3 million was determined using the Option Pricing Method (“OPM”) under a Black-Scholes framework (a Level 3 fair value measurement), which allocates equity value across Perimeter's capital structure based on the economics of each security class. Volatility was selected based on the historical equity volatility of a set of comparable guideline public companies and a discount for lack of marketability was applied.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the major components of the “Income (loss) from discontinued operations, net of tax” in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$9,457	$7,674	$30,015

Costs and operating expenses:
Cost of revenue	—	8,177	5,352	25,576
General and administrative	—	7,968	23,061	25,586
Restructuring charges	—	1,024	—	1,939
Total operating expenses	—	17,169	28,413	53,101
Loss from operations	—	(7,712)	(20,739)	(23,086)
Gain on deconsolidation	—	—	24,507	—
Other income	—	311	315	932
Total other income	—	311	24,822	932
Income (loss) from discontinued operations	$—	$(7,401)	$4,083	$(22,154)
The following table presents the major components of assets held for sale on the condensed consolidated balance sheet (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Property, plant and equipment, net	$—	$412
Intangible assets, net	—	3,442
Total assets held for sale	$—	$3,854

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the net cash used in discontinued operations in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Income (loss) from discontinued operations	$4,083	$(22,154)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by (used in) operating activities - discontinued operations:
Depreciation and amortization	561	1,632
Stock-based compensation	17,314	9,293
Gain on deconsolidation	(24,507)	—
Changes in operating assets and liabilities:
Accounts receivable	7,780	(1,103)
Prepaid expenses and other current assets	558	705
Accounts payable, accrued expenses and other current liabilities	(8,142)	(441)
Deferred revenue, current and non-current	—	239
Net cash used in operating activities - discontinued operations	$(2,353)	$(11,829)
There were no investing or financing cash flow activities for the discontinued operations in the nine months ended September 30, 2026 or 2025, respectively.
The table below provides a reconciliation of the beginning and ending balances for the Company's equity method investment in Perimeter for the nine months ended September 30, 2026 (in thousands):

Equity Method Investment
Balance at January 1, 2026	$—
Addition	12,288
Loss on equity method investment	(6,681)
Balance at September 30, 2026	$5,607
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the change in the accrued liability balance related to the restructuring activities, which is included in “Accounts payable” and “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

Employee Termination Costs and Other
Liability balance at December 31, 2025	$2,601
Cash payments	(2,601)
Liability balance at September 30, 2026	$—
Restructuring charges were zero and $0.7 million during the three months ended September 30, 2026 and 2025, respectively. Restructuring charges were zero and $8.8 million during the nine months ended September 30, 2026 and 2025, respectively. Restructuring charges consisted entirely of employee termination costs and other.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$65,370	$65,370	$—	$—
Marketable securities:
Commercial paper	6,299	—	6,299	—
U.S. Treasury securities (1)	171,016	171,016	—	—
Corporate bonds	44,663	—	44,663	—
Marketable equity securities	23,406	23,406	—	—
Investments:
Synlogic, Inc. warrants (2)	190	—	190	—
Marketable equity securities	1,380	1,380	—	—
Total assets	$312,324	$261,172	$51,152	$—
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$146,136	$146,136	$—	$—
Marketable securities:
Commercial paper	4,060	—	4,060	—
U.S. Treasury securities	118,038	118,038	—	—
Corporate bonds	114,666	—	114,666	—
Marketable equity securities	18,654	18,654	—	—
Investments:
Synlogic, Inc. warrants (2)	190	—	190	—
Marketable equity securities	1,562	1,562	—	—
Other non-current assets:
Notes receivable	7,126	—	—	7,126
Total assets	$410,432	$284,390	$118,916	$7,126
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	$5,438	$—	$—	$5,438
Other non-current liabilities:
Contingent consideration	252	—	—	252
Total liabilities	$5,690	$—	$—	$5,690
(1)Includes $44.5 million of restricted securities pledged as collateral for a surety bond.
(2)The fair value of Synlogic, Inc. warrants is calculated as the quoted price of the underlying common stock, less the unpaid exercise price of the warrants.
Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the nine months ended September 30, 2025, transfers into Level 3 consisted of a note receivable that was transferred from Level 2 to Level 3 upon a change in valuation technique. There were no other transfers between Levels 1, 2, or 3 during the nine months ended September 30, 2026 or 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using Level 3 significant unobservable inputs for the nine months ended September 30 (in thousands):

	Notes Receivable	Contingent Consideration
Balance at January 1, 2026	$7,126	$5,690
Change in fair value	(7,126)	—
Balance at September 30, 2026	$—	$5,690

Balance at January 1, 2025	$1,843	$9,922
Additions	159	—
Change in fair value	(350)	(4,232)
Settlements and payments	(50)	—
Conversion to preferred stock	(1,463)	—
Transfers into Level 3	6,987	—
Balance at September 30, 2025	$7,126	$5,690
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
During the nine months ended September 30, 2026, Bolt disclosed it ceased operations. Any proceeds recovered from the Bolt note as the result of a potential disposition of Bolt assets are expected to be immaterial. As such, during the nine months ended September 30, 2026, the Company reduced the carrying value of the senior secured note to zero.
As of September 30, 2026, the Company’s convertible notes receivable had an unpaid principal balance of $7.5 million and a fair value of zero, compared to an unpaid principal balance of $9.7 million and a fair value of $0.5 million as of December 31, 2025.
Contingent Consideration
In connection with various business acquisitions, the Company is required to make contingent earnout payments payable upon the achievement of certain technical, commercial and/or performance milestones. The Company also issued restricted stock in connection with acquisitions, which is subject to vesting conditions and is classified as contingent consideration liability.
The Company may settle a majority of its contingent consideration liabilities in either cash or shares of Class A common stock, at its discretion, with the remainder payable in cash. No contingent consideration liabilities were settled during the nine months ended September 30, 2026 or 2025, respectively.
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

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides quantitative information regarding Level 3 inputs used in the fair value measurements of contingent consideration liabilities as of the periods presented:

			September 30, 2026	December 31, 2025
Contingent Consideration Liability	Valuation Technique	Unobservable Input	Range	Range
Earnout payments (FGen and Dutch DNA acquisitions)	Probability-weighted present value	Probability of payment	5% - 10%	5% - 10%
		Discount rate	23.7%	14.9%
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
During the three and nine months ended September 30, 2026, the Company recorded $3.7 million of impairment losses related to its investments in the preferred stock of privately held companies after concluding that an investment had substantially no value. During the nine months ended September 30, 2025, the Company recorded an impairment of $1.8 million related to an investment in the preferred stock of a privately held company after concluding that the investment had substantially no value. During the three months ended September 30, 2025, the Company recorded no impairment losses related to its investments in the preferred stock of privately held companies. During the three and nine months ended September 30, 2025, the Company recorded a $2.7 million downward adjustment from an observable price change related to one of its investments in non-marketable equity securities.
During the three and nine months ended September 30, 2026, the Company recorded $1.3 million of impairment losses related to Simple Agreements for Future Equity (“SAFEs”) after concluding that an investment had substantially no value. No impairment losses related to SAFEs were recorded during the three and nine months ended September 30, 2025.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Marketable Securities
Investments in marketable securities, including those classified in cash and cash equivalents, are summarized as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$171,301	$—	$(285)	$171,016
Corporate bonds	44,849	1	(187)	44,663
Commercial paper	6,310	1	(12)	6,299
Marketable equity securities	—	—	—	23,406
Total marketable securities	222,460	2	(484)	245,384
Less: restricted marketable securities	(44,611)	—	84	(44,527)
Marketable securities	$177,849	$2	$(400)	$200,857

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$117,919	$171	$(52)	$118,038
Corporate bonds	114,640	147	(121)	114,666
Commercial paper	4,079	—	(19)	4,060
Marketable equity securities	—	—	—	18,654
Total marketable securities	236,638	318	(192)	255,418
Less: cash equivalents	—	—	—	—
Marketable securities	$236,638	$318	$(192)	$255,418
The amortized cost and estimated fair value of marketable debt securities at September 30, 2026, including $44.6 million classified as restricted, are summarized below by contractual maturity dates (in thousands):

	Amortized cost	Fair value
Due within one year	$183,523	$183,312
Due after one year through five years	38,937	38,666
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
The Company accounts for its investments in Platform Ventures under the equity method. Such investments had a carrying value of zero as of September 30, 2026 and December 31, 2025. The Company’s marketable equity securities consist of Synlogic common stock, Synlogic warrants and the shares of common stock of other publicly traded companies.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Investments consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
SAFEs	$—	$2,188
Non-marketable equity securities	7,379	11,125
Marketable equity securities	1,380	1,562
Synlogic warrants	190	191
Total	$8,949	$15,066
The components of gain (loss) on investments for each period were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment charges	$(5,022)	$—	$(5,022)	$(1,844)
Unrealized gains (losses) recognized on marketable equity securities and warrants	3,797	6,397	4,570	4,319
Downward adjustments from observable price changes	—	(2,713)	—	(2,713)
Gain on sale of investment	938	—	938	—
Gain (loss) on investments	$(287)	$3,684	$486	$(238)
The carrying value of non-marketable equity securities accounted for using the fair value measurement alternative and still held as of September 30, 2026, including cumulative unrealized losses, were as follows (in thousands):

As of September 30, 2026
Total initial cost	$108,548
Impairment charges	(96,828)
Downward adjustments from observable price changes	(4,341)
Carrying value	$7,379

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Additionally, the Company holds equity interests in certain privately-held companies that are not consolidated as the Company is not the primary beneficiary. As of September 30, 2026 and December 31, 2025, the maximum risk of loss related to the VIEs was limited to the carrying value of its investments in such entities.
Refer to Note 6 for additional details on the Company’s investments and equity method investments.
8. Supplemental Financial Information
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the totals shown within the condensed consolidated statements of cash flows is as follows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$84,504	$111,065
Restricted cash included in prepaid expenses and other current assets (1)	1,862	8,804
Restricted cash, non-current (1)	39,710	37,091
Total cash, cash equivalents and restricted cash	$126,076	$156,960
(1)Includes primarily cash balances collateralizing letters of credit associated with the Company’s facility leases and customer prepayments requiring segregation and restrictions in its use in accordance with the customer agreement.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information
The following table presents non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,291	$16
Common stock issued for asset acquisitions	—	777
Issuance costs related to ATM offering included in accounts payable and accrued expenses	—	560
Equity method investment retained upon deconsolidation of Biosecurity Business	12,288	—
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Lab equipment	$142,452	$143,182
Leasehold improvements	138,289	140,513
Buildings and facilities	49,886	49,760
Construction in progress	7,262	192
Computer equipment and software	7,305	9,056
Furniture and fixtures	5,726	6,520
Land	6,060	6,060
Total property, plant and equipment	356,980	355,283
Less: Accumulated depreciation	(204,633)	(187,912)
Property, plant and equipment, net	$152,347	$167,371
Capitalization
The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
Common stock as of September 30, 2026
Class A	10,500,000,000	53,623,586	53,623,586
Class B	4,500,000,000	7,881,331	7,873,445
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	64,504,917	64,497,031
Common stock as of December 31, 2025
Class A	10,500,000,000	49,694,610	46,791,082
Class B	4,500,000,000	8,985,839	8,416,216
Class C	800,000,000	3,000,000	3,000,000
	15,800,000,000	61,680,449	58,207,298

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In connection with the Company’s merger with Soaring Eagle Acquisition Corp. (“SRNG”) on September 16, 2021 (the “SRNG Closing Date”), Eagle Equity Partners III, LLC (the “Sponsor”) subjected 418,430 shares of Class A common stock (the “Sponsor Earnout Shares”) to certain vesting and forfeiture conditions. The shares were eligible to vest if the trading price of the Company’s common stock was greater than or equal to $500, $600, $700 and $800 per share for any 20 trading days within a 30 consecutive trading day period on or before the fifth anniversary of the SRNG Closing Date (the “Earnout Targets”). The first Earnout Target of $500 was met on November 15, 2021. The Sponsor Earnout Shares were accounted for as equity-classified instruments, included in merger consideration, and recorded in additional paid-in capital. Prior to vesting, they were legally issued and outstanding but subject to transfer restrictions and did not participate in the Company’s earnings or losses. The five-year period expired on September 16, 2026, and the remaining 313,822 unvested Sponsor Earnout Shares were forfeited and canceled for no consideration. The forfeiture reduced issued and outstanding shares and had no effect on total stockholders’ equity.
At-The-Market Program
On September 4, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Allen & Company LLC (“Allen”), who is acting as the sales agent (the “Agent”), pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more at-the-market (“ATM”) offerings. Since inception of the Sales Agreement through September 30, 2026, the Company has issued 4.6 million shares of Class A common stock under the Sales Agreement for net proceeds of $41.1 million.
9. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Amortization Period (in Years)
September 30, 2026:
Developed technology	$98,769	$(59,038)	$39,731	7.7
December 31, 2025:
Developed technology	$100,610	$(47,128)	$53,482	7.3
(1)Gross carrying value and accumulated amortization include the impact of foreign currency translation adjustments.
Amortization expense was $4.2 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $12.5 million and $12.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, estimated future amortization expense for identifiable intangible assets is as follows (in thousands):

Remainder of 2026	$4,057
2027	10,167
2028	2,864
2029	2,864
2030	2,864
Thereafter	16,915
Total	$39,731

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,730	$6,202	$16,576	$23,712
General and administrative	3,739	7,205	13,669	23,399
Cost of other revenue	199	1,630	872	4,115
Total	$7,668	$15,037	$31,117	$51,226
The Company grants stock-based incentive awards pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Inducement Plan (the “2022 Inducement Plan”). As of September 30, 2026, there were 3,888,016 shares and 299,424 shares available for future issuance under the 2021 Plan and the 2022 Inducement Plan, respectively.
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted before 2025 generally had a four-year requisite service period, with 25% of the shares vesting on the first anniversary of the grant date and the remainder vesting monthly thereafter. RSU awards granted in March 2026 and after will vest in equal quarterly installments through January 2027.
A summary of the RSU activity for the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,262,853	$55.07
Granted	1,537,964	7.47
Vested	(804,606)	33.10
Forfeited	(541,701)	46.62
Nonvested as of September 30, 2026	1,454,510	20.04
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and September 30, 2025 was $7.47 and $7.99, respectively.
As of September 30, 2026, there was $22.5 million of unrecognized compensation expense related to RSUs recognizable over a weighted-average period of 1.5 years.

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
A summary of PSU activity for the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	4,407,287	$8.06
Granted	3,667,223	7.16
Vested	(3,107,417)	8.04
Forfeited	(2,148,786)	7.68
Nonvested as of September 30, 2026	2,818,307	7.19
As of September 30, 2026, there was $15.2 million of unrecognized compensation expense related to unvested PSUs outstanding, which is expected to be recognized over a service period of approximately 0.5 years, assuming a 100% PSU achievement rate. Actual expense recognized may vary based on the final achievement rate.
12. Revenue Recognition
Disaggregation of Revenue
The following table sets forth the percentage of revenues by industry based on total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pharmaceutical and biotechnology	48%	33%	37%	36%
Government and defense	32	29	37	22
Agriculture	16	29	16	31
Food and nutrition	3	3	5	4
Industrial and environment	1	3	3	5
Consumer and technology	—	3	2	2
Total revenue	100%	100%	100%	100%
Revenue includes both cash and non-cash consideration. The non-cash consideration primarily consists of equity received from customers as partial or full payment in certain contracts, which is recognized as revenue as services are provided or upon contract termination. The Company did not receive equity as consideration for any customer contracts entered into during the nine months ended September 30, 2026 and September 30, 2025, but continues to recognize non-cash revenue from prior contracts. The Company recognized no revenue relating to non-cash consideration for the three months ended

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2026, and 2025, respectively. Revenue recognized relating to non-cash consideration was $1.3 million and $9.9 million for the nine months ended September 30, 2026, and 2025 respectively.
The Company’s total revenue is primarily generated from customers located in the United States. For the three months ended September 30, 2026 and 2025, U.S. customers accounted for 54% and 79%, respectively. For the nine months ended September 30, 2026 and 2025, U.S. customers accounted for 66% and 79%, respectively. For the three months ended September 30, 2026 and 2025, customers from Denmark accounted for 40% and 14%, respectively. For the nine months ended September 30, 2026 and 2025, customers from Denmark accounted for 23% and 11%, respectively.
Contract Balances
The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as accounts receivable. The Company had no contract asset balances as of September 30, 2026 and December 31, 2025. The Company’s accounts receivable consists of both billed and unbilled amounts. Unbilled receivables arise when revenue is recognized in excess of invoiced amounts and represent the Company’s unconditional right to consideration for goods or services already transferred to the customer. The balance of unbilled accounts receivable, included in accounts receivable, net in the accompanying condensed consolidated balance sheets, was $8.4 million and $14.5 million as of September 30, 2026 and December 31, 2025, respectively.
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
During the nine months ended September 30, 2026, the Company recognized $21.9 million of revenue that was included in the contract liabilities balance of $94.1 million as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $41.4 million of revenue that was included in the contract liabilities balance of $126.5 million as of December 31, 2024.
Performance Obligations
The aggregate amount of the transaction price that was allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2026 and December 31, 2025 was $125.6 million and $136.8 million, respectively. The Company has elected the practical expedient not to provide the remaining performance obligation disclosures related to contracts for which the Company recognizes revenue on a cost-plus basis in the amount to which it has the right to invoice. As of September 30, 2026, approximately $4.8 million of the unsatisfied or partially satisfied performance obligations is expected to be recognized as revenue in 2026, based on the projected customer program end dates; $23.3 million between 2026 and 2027; $57.4 million between 2026 and 2028; $3.4 million between 2026 and 2029; $3.8 million between 2026 and 2030; and $32.9 million between 2026 and 2031.
For contracts in which revenue is recognized over time using a cost-to-cost measure of progress, changes in the estimated transaction price are recognized on a cumulative catch-up basis. When the transaction price increases, the Company recognizes revenue for the portion of the performance obligation already satisfied. These changes result from contract modifications and change orders that increased the scope or pricing of ongoing projects and the resolution of previously constrained variable consideration, including the achievement of milestones. For the three and nine months ended September 30, 2026, the Company recognized $15.0 million and $20.4 million, respectively, of revenue related to performance obligations satisfied in prior periods as a result of changes in the transaction price, primarily due to modifications to the scope and pricing of ongoing projects.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The CODM is not provided with asset information; therefore, such information is not presented. The accounting policies used to prepare the reportable segment's financial information are the same as those used to prepare the Company’s consolidated financial statements. The classification of costs differs from the presentation in the condensed consolidated statement of operations as described below.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents summary results of the Company’s reportable segment, including significant expenses, and a reconciliation to loss from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cell Engineering
Revenue	$27,711	$29,380	$67,341	$106,744
Costs and operating expenses:
Cost of other revenue (1)	1,608	2,994	5,752	9,980
Research and development (1)	26,670	50,954	87,208	130,689
General and administrative (1)	9,317	13,758	33,148	49,397
Stock-based compensation (2)	7,767	15,249	32,512	51,732
Depreciation and amortization	12,038	13,624	37,152	43,695
Restructuring charges (3)	—	721	—	8,753
Carrying cost of excess space (net of sublease income) (4)	13,989	14,328	44,063	38,416
Merger, acquisition and divestiture related expense (income) (5)	(45)	57	1,061	(4,478)
Other (income) expense, net (6)	(2,378)	(8,952)	1,032	(11,388)
Loss from continuing operations before income taxes	$(41,255)	$(73,353)	$(174,587)	$(210,052)

(1) The costs and operating expenses exclude expenses which are separately captioned below.
(2) Includes $0.1 million and $0.2 million in employer payroll taxes for three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $0.7 million for nine months ended September 30, 2026 and 2025, respectively.
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
(6) Includes interest income, interest expense, gain and loss on investments, changes in fair value of certain assets and liabilities, and other gains and losses.

Ginkgo Bioworks Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2026	2025
Unvested PSUs	2,818,307	4,653,829
Unvested RSUs	1,454,510	1,850,409
Earnout shares (1)	—	3,793,063
Warrants to purchase Class A common stock	—	1,295,622
Outstanding stock options	311,699	366,567
	4,584,516	11,959,490
(1)Represented employee and non-employee earnout shares for which the service-based and/or market-based vesting conditions had not been satisfied.
15. Related Parties
The Company’s significant transactions with its related parties are primarily comprised of revenue generating activities under collaboration and license agreements.
Significant related party transactions included in the condensed consolidated balance sheet, excluding the Company’s investments and equity method investments, are summarized below (in thousands):

	As of September 30, 2026	As of December 31, 2025
Deferred revenue, current and non-current:
Allonnia	$36,495	$36,495
Arcaea	28,413	28,413
	$64,908	$64,908
Significant related party transactions included in the condensed consolidated statements of operations and comprehensive loss, excluding the losses on the Company’s investments and equity method investments, are summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenue:
Genomatica	$—	$352
Ayana Bio	—	582
Allonnia	—	1
BiomEdit	—	7,583
	$—	$8,518
During the three and nine months ended September 30, 2026, the Company recognized zero revenue from related parties.
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
The Company is presenting the financial results for the former Biosecurity business within discontinued operations for all periods presented within its accompanying condensed consolidated statements of operations and cash flows and the accompanying condensed consolidated balance sheet as of December 31, 2025 reflects the transferred Biosecurity assets as held for sale. Prior to the Biosecurity Divestiture, the Biosecurity business provided services to government customers working to identify, monitor, prevent and mitigate biological threats.
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
Downstream value share in the form of equity interest appreciation is not recognized as revenue, but is expected to contribute to future cash flows upon liquidation, the amount and timing of which is inherently unpredictable. The initial fair market value of the equity interests received may also decrease after contract inception and the amount of cash proceeds eventually realized may be less than the revenue recognized. Equity investments are accounted for under the equity method, cost method or are carried at fair value.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table presents our results of continuing operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenue	$27,711	$29,380	$(1,669)	$67,341	$106,744	$(39,403)

Costs and operating expenses:
Cost of other revenue	1,806	4,625	(2,819)	6,623	14,095	(7,472)
Research and development	40,945	69,353	(28,408)	137,075	193,646	(56,571)
General and administrative	28,593	36,986	(8,393)	97,198	111,690	(14,492)
Restructuring charges	—	721	(721)	—	8,753	(8,753)
Total operating expenses	71,344	111,685	(40,341)	240,896	328,184	(87,288)
Loss from operations	(43,633)	(82,305)	38,672	(173,555)	(221,440)	47,885
Other income (expense):
Interest income, net	3,060	5,742	(2,682)	9,888	17,906	(8,018)
Loss on equity method investment	(2,008)	—	(2,008)	(6,681)	—	(6,681)
Gain (loss) on investments	(287)	3,684	(3,971)	486	(238)	724
Other income (expense), net	1,613	(474)	2,087	(4,725)	(6,280)	1,555
Total other income (expense)	2,378	8,952	(6,574)	(1,032)	11,388	(12,420)
Loss from continuing operations before income taxes	(41,255)	(73,353)	32,098	(174,587)	(210,052)	35,465
Income tax (benefit) expense	(271)	1	(272)	(223)	(194)	(29)
Net loss from continuing operations	$(40,984)	$(73,354)	$32,370	$(174,364)	$(209,858)	$35,494
Revenue
Revenue was $27.7 million for the three months ended September 30, 2026, compared to $29.4 million for the three months ended September 30, 2025, a decrease of $1.7 million. This decrease was primarily due to a decrease in the scope of services provided to a large enterprise customer in the agriculture industry, partially offset by a cumulative catch up in revenue from an amended and extended contract with a large pharmaceutical customer.
Revenue was $67.3 million for the nine months ended September 30, 2026, compared to $106.7 million for the nine months ended September 30, 2025, a decrease of $39.4 million. This decrease was primarily due to the recognition of $7.5 million in non-cash revenue from the release of a deferred revenue balance associated with the terminated BiomEdit, Inc. contract in the first quarter of 2025, a decrease in the scope of services provided to a large enterprise customer in the agriculture industry, and a decrease in programs with large enterprise customers primarily in the pharmaceutical and biotechnology industries.
As discussed above in Components of Results of Operations, Cell Engineering revenue comprises both cash and non-cash consideration. The Company recognized no revenue relating to non-cash consideration for the three months ended September 30, 2026, and 2025, respectively. Revenue recognized relating to non-cash consideration decreased from $9.9 million for the nine months ended September 30, 2025 to $1.3 million for the nine months ended September 30, 2026, primarily due to lower non-cash revenue from other customers, and the recognition of $7.5 million in non-cash revenue from the release of the deferred revenue balance associated with the terminated BiomEdit contract in the first quarter of 2025.

Cost of Other Revenue
The cost of other revenue was $1.8 million for the three months ended September 30, 2026, compared to $4.6 million for the three months ended September 30, 2025, a decrease of $2.8 million. This decrease was primarily due to reductions in direct equipment expenses incurred for lab automation solutions customers.

The cost of other revenue was $6.6 million for the nine months ended September 30, 2026, compared to $14.1 million for the nine months ended September 30, 2025, a decrease of $7.5 million. This decrease was primarily due to reductions in direct equipment expenses incurred for lab automation solutions customers.
Research and Development Expenses
Our research and development expenses principally relate to the development of new offerings and the operation, expansion and enhancement of our existing service offerings utilizing our proprietary platform to our cell engineering customers. Research personnel costs, including stock-based compensation, is our largest expense, totaling $14.4 million and $19.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively and $55.9 million and $73.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Our remaining research and development costs are comprised primarily of rent and related facilities costs, information technology costs, depreciation pertaining to facilities and equipment, laboratory consumables, contract services, and routine costs and fees.
Research and development expenses were $40.9 million for the three months ended September 30, 2026, compared to $69.4 million for the three months ended September 30, 2025, a decrease of $28.4 million. This decrease was primarily driven by reductions of $22.3 million in information technology expenses primarily due to a prior year shortfall in contractually committed spending related to our strategic cloud and AI partnership with Google Cloud, $3.9 million in stock-based compensation expense (inclusive of employer payroll taxes), and $2.9 million in personnel-related compensation and benefits expenses. These decreases were partially offset by an increase of $0.7 million in other operating expenses.
Research and development expenses were $137.1 million for the nine months ended September 30, 2026, compared to $193.6 million for the nine months ended September 30, 2025, a decrease of $56.6 million. This decrease was primarily driven by reductions of $25.3 million in information technology expenses primarily due to a prior year shortfall in contractually committed spending related to our strategic cloud and AI partnership with Google Cloud, $16.6 million in personnel-related compensation and benefits expenses, $9.3 million outside services, $9.7 million in stock-based compensation expense (inclusive of employer payroll taxes), and $6.5 million in depreciation and amortization. These decreases were partially offset by an increase of $10.0 million in allocated overhead expenses and $0.8 million in other operating expenses.
General and Administrative Expenses
General and administrative expenses were $28.6 million for the three months ended September 30, 2026, compared to $37.0 million for the three months ended September 30, 2025, a decrease of $8.4 million. This decrease was primarily driven by reductions of $3.6 million in stock-based compensation expense (inclusive of employer payroll taxes), $2.2 million in personnel-related compensation and benefits expenses, $1.1 million in professional fees, and $1.5 million in other operating expenses.
General and administrative expenses were $97.2 million for the nine months ended September 30, 2026, compared to $111.7 million for the nine months ended September 30, 2025, a decrease of $14.5 million. This decrease was primarily driven by reductions of $11.1 million in personnel-related compensation and benefits expenses, $9.7 million in stock-based compensation expense (inclusive of employer payroll taxes), $1.2 million in professional fees, and $1.9 million in other operating expenses. These decreases were partially offset by increases of $5.2 million in rent and facilities expenses and $4.2 million in earnout remeasurement.
Restructuring Charges
Restructuring charges were zero and $0.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and zero and $8.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Restructuring charges relate to our restructuring plan, which was announced and commenced in the second quarter of 2024 and substantially concluded in the fourth quarter of 2025. These charges primarily consisted of employee termination costs from the reduction in force. See Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest Income, Net
Interest income, net was $3.1 million for the three months ended September 30, 2026, compared to $5.7 million for the three months ended September 30, 2025, a decrease of $2.7 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Interest income, net was $9.9 million for the nine months ended September 30, 2026, compared to $17.9 million for the nine months ended September 30, 2025, a decrease of $8.0 million primarily due to lower average cash balances invested in money market funds and marketable debt securities.
Loss on Equity Method Investment
Loss on equity method investment includes our share of losses from our equity method investment in Perimeter Systems, Inc.
Gain (Loss) on Investments
Loss on investments was $0.3 million and a gain of $3.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The change was primarily driven by lower gains on our marketable equity investments and higher impairment losses on our non-marketable equity investments in privately held companies in 2026.
Gain on investments was $0.5 million and a loss of $0.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The change was primarily driven by lower impairment losses on our non-marketable equity investments in privately held companies in 2026.
Other Income (Expense), Net
We recorded net other income of $1.6 million for the three months ended September 30, 2026, compared to net other expense of $0.5 million for the three months ended September 30, 2025, an increase of $2.1 million. This increase was primarily due to increased sales of excess equipment.
We recorded net other expense of $4.7 million for the nine months ended September 30, 2026, compared to net other expense of $6.3 million for the nine months ended September 30, 2025, a decrease of $1.6 million. This decrease was primarily due to increased sales of excess equipment.
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

EBITDA and Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss from continuing operations (1)	$(40,984)	$(73,354)	$(174,364)	$(209,858)
Interest income, net	(3,060)	(5,742)	(9,888)	(17,906)
Income tax (benefit) expense	(271)	1	(223)	(194)
Depreciation and amortization	12,038	13,624	37,152	43,695
EBITDA	(32,277)	(65,471)	(147,323)	(184,263)
Stock-based compensation (2)	7,767	15,249	32,512	51,732
Restructuring charges (3)	—	721	—	8,753
Merger, acquisition and divestiture related expense (income) (4)	(45)	57	1,061	(4,478)
Loss (gain) on investments	287	(3,684)	(486)	238
Loss on equity method investment	2,008	—	6,681	—
Change in fair value of convertible notes	—	400	6,759	5,685
Adjusted EBITDA	$(22,260)	$(52,728)	$(100,796)	$(122,333)
(1)All periods include non-cash revenue when earned, including $7.5 million recognized in the nine months ended September 30, 2025, pursuant to the release of deferred revenue related to the mutual termination of a customer agreement.
(2)Includes $0.1 million and $0.2 million in employer payroll taxes for the three months ended September 30, 2026 and 2025, respectively. Includes $1.4 million and $0.7 million in employer payroll taxes for the nine months ended September 30, 2026 and 2025, respectively.
(3)Restructuring charges primarily consist of employee termination costs from the reduction in force commenced in June 2024.
(4)Represents transaction and integration costs directly related to mergers, acquisitions, and divestitures, including: (i) legal, consulting, and accounting fees associated with acquisitions; (ii) post-acquisition employee retention bonuses; (iii) (gain)/loss from changes in the fair value of contingent consideration liabilities resulting from acquisitions; and (iv) securities litigation costs. Not included in this adjustment are acquired in-process research and development expenses, which totaled zero for both the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we had cash and cash equivalents and marketable securities of $285.4 million, which we believe will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
At-The-Market Program
On August 7, 2025, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on August 14, 2025, on which we registered for sale up to $500 million of any combination of our Class A common stock, preferred stock, warrants, and/or units from time to time and at prices and on terms that we may determine. On September 4, 2025, the Company entered into the Sales Agreement with Allen, who is acting as the Agent, pursuant to which the Company may sell shares of its Class A common stock from time to time at prices and on terms determined by market conditions at the time of offering, up to an aggregate offering price of $100.0 million through or directly to the Agent in one or more ATM offerings. Since inception of the Sales Agreement through September 30, 2026, the Company has issued 4.6 million shares of Class A common stock under the Sales Agreement for net proceeds of $41.1 million. We currently intend to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, financing our operations, technology development, working capital and capital expenditures.

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
Cash Flows
The following table provides information regarding our cash flows for each period presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities - continuing operations	$(116,954)	$(111,552)
Operating activities - discontinued operations	(2,353)	(11,829)
Investing activities	10,118	(335,388)
Financing activities	22,974	9,633
Effect of exchange rate changes	(80)	353
Net decrease in cash, cash equivalents and restricted cash	$(86,295)	$(448,783)
Operating Activities - Continuing Operations
Net cash used in operating activities for the nine months ended September 30, 2026 consisted of a net loss from continuing operations of $174.4 million, adjusted for net change in operating assets and liabilities of $42.3 million and non-cash charges of $99.7 million. The net change in operating assets and liabilities was primarily due to (i) a $16.7 million decrease in operating lease liabilities from rent payments, (ii) a $14.4 million decrease in deferred revenue primarily from the recognition of previously deferred revenue, (iii) a $14.3 million decrease in accounts payable, accrued expenses and other current liabilities primarily due to a payment associated with a minimum purchase obligation, (iv) a $5.3 million decrease in other non-current liabilities primarily due to a payment associated with a minimum purchase obligation, partially offset by (v) a $5.0 million decrease in accounts receivable due to timing of customer billings, and (vi) a $3.2 million decrease in prepaid expenses and other current assets. Non-cash adjustments primarily consisted of $37.2 million of depreciation and amortization, $31.1 million of stock-based compensation expense, $19.4 million non-cash lease expense, a $6.8 million change in fair values of various assets and liabilities, and a $6.7 million loss on our equity method investment in Perimeter.
Net cash used in operating activities for the nine months ended September 30, 2025 consisted of a net loss from continuing operations of $209.9 million, adjusted for net change in operating assets and liabilities of $19.9 million and non-cash charges of $118.2 million. The net change in operating assets and liabilities was primarily due to (i) a $27.4 million decrease in deferred revenue primarily from one-time releases of deferred revenue balances associated with terminated customer contracts and the recognition of previously deferred revenue, and (ii) a $18.8 million decrease in operating lease liabilities from rent payments, partially offset by (iii) a $17.4 million increase in accounts payable, accrued expenses and other current liabilities primarily due to a loss accrual associated with a minimum purchase obligation, (iv) a $3.8 million decrease in operating lease right-of-use assets from lease incentives received, and (v) a $1.4 million decrease in accounts receivable due to timing of customer billings. Non-cash adjustments primarily consisted of $51.2 million of stock-based compensation expense, $43.7 million of depreciation and amortization, and $22.4 million of non-cash lease expense.
Operating Activities - Discontinued Operations
Net cash used in operating activities for the nine months ended September 30, 2026 consisted of net income from discontinued operations of $4.1 million, adjusted for net change in operating assets and liabilities of $0.2 million and non-cash credit of $6.6 million. The net change in operating assets and liabilities was primarily due to (i) a $7.8 million decrease in accounts receivable due to collections of customer billings, partially offset by (ii) $8.1 million decrease in accounts payable, accrued expenses and other current liabilities. Non-cash adjustments primarily consisted of a $24.5 million gain on deconsolidation recorded upon the closing of the sale of the Biosecurity business (see Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), $17.3 million of stock-based compensation expense, and $0.6 million of depreciation and amortization.
Net cash used in operating activities for the nine months ended September 30, 2025 consisted of a net loss from discontinued operations of $22.2 million, adjusted for net change in operating assets and liabilities of $0.6 million and non-cash charges of $10.9 million. The net change in operating assets and liabilities was primarily due to (i) a $1.1 million increase in accounts receivable due to timing of customer billings, (ii) a $0.4 million decrease in accounts payable, accrued expenses and other current liabilities, partially offset by (iii) a $0.7 million decrease in prepaid expenses and other current assets, and (iv) a $0.2 million increase in deferred revenue. Non-cash adjustments primarily consisted of $9.3 million of stock-based compensation expense and $1.6 million of depreciation and amortization.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 primarily consisted of purchases of marketable debt securities of $216.8 million, maturities of marketable debt securities of $231.1 million, and purchases of property and equipment of $6.6 million primarily related to the build-out of our Autonomous Lab.
Net cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of purchases of marketable debt securities of $401.8 million, maturities of marketable debt securities of $73.6 million, and purchases of property and equipment of $7.7 million related to the build-out of new office and laboratory space near our headquarters.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $23.0 million in net proceeds from the ATM offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on our cash equivalents and marketable debt securities. As of September 30, 2026, we had cash equivalents and marketable debt securities of $287.3 million, consisting of highly liquid investments in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature and quality of investments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on our consolidated financial statements.
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

Foreign currency translation gain (loss) was $(0.5) million and de minimis for the three months ended September 30, 2026 and 2025, respectively, and $(1.1) million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income within stockholders’ equity. Additionally, we have contracted with and may continue to contract with foreign customers, suppliers, and contractors. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Inflation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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

Ginkgo Bioworks Holdings, Inc.

Date: November 9, 2026	By:	/s/ Jason Kelly
Name: Jason Kelly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Steven Coen
Name: Steven Coen
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)